Form 10-Q
period 1996-09-30
LASON INC
filed 1996-11-22
CIK 1020616

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from_____________to_______________


                       Commission File Number: 000-21407


                                  LASON, INC.
             (Exact name of registrant as specified in its charter)


                   DELAWARE                        38-3214743
           (State or other jurisdiction of      (I.R.S. Employer
            incorporation or organization)     identification number)


                            1305 Stephenson Highway
                             Troy, Michigan  48083
          (Address of principal executive offices including zip code)

                           Telephone:  (810) 597-5800
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.          Yes [ ]     No [X]



As of November 20, 1996, 8,599,246 shares of Common Stock, $.01 par value were outstanding.

TABLE OF CONTENTS


  PART I.  FINANCIAL INFORMATION                                        Page No.

        ITEM 1.       FINANCIAL STATEMENTS

        Condensed Consolidated Balance Sheets as of
           September 30, 1996 (Unaudited) and December 31, 1995             2

        Condensed Consolidated Statements of Income (Unaudited),
           Three Months and Nine Months Ended September 30, 1996 and 1995   3

        Condensed Consolidated Statements of Cash Flows (Unaudited),
           Nine Months Ended September 30, 1996 and 1995                    4

        Notes to Condensed Consolidated Financial Statements (Unaudited)    5

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS                         7

  PART II - OTHER INFORMATION

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         12

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                            13

        SIGNATURES                                                          14

                                  Lason, Inc.
                     Condensed Consolidated Balance Sheets
                       (In thousands, except for shares)


                                                                    September 30,  December 31,
                                                                        1996           1995
                                                                    -------------  ------------
                                                                     (Unaudited)
ASSETS
Cash                                                                 $      578        $    103
Accounts receivable                                                      18,916          11,739
Supplies                                                                  1,860           1,245
Prepaid expenses and other                                                1,159           1,372
                                                                    -------------  ------------
     TOTAL CURRENT ASSETS                                                22,513          14,459
Property, plant and equipment (net)                                       5,406           2,508
Deferred income taxes                                                     2,697           2,817
Intangible assets (net)                                                  37,599          17,525
                                                                    -------------  ------------
     Total assets                                                    $   68,215          37,309
                                                                    =============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt                                    $    2,000        $  2,000
Short-term debt                                                          17,712           -
Other current liabilities                                                12,789           7,548
                                                                    -------------  ------------
     Total current liabilities                                           32,501           9,548
Long-term debt, less current portion                                     10,336          11,500
Revolving credit line borrowings                                         10,819           7,047
Minority interests                                                          254           -
                                                                    -------------  ------------
     TOTAL LIABILITIES AND MINORITY INTERESTS                            53,910          28,095
                                                                    -------------  ------------

Common stock with a put option                                            1,060           -

STOCKHOLDERS' EQUITY
Class A-1 common stock, $.01 par value; none authorized, issued and outstanding at September 30, 1996; 13,000,000 shares
       authorized, 999,998 issued and outstanding                          -                 10
         at December 31, 1995
Class A-2 common stock, $.01 par value; none authorized, issued and outstanding at September 30, 1996; 4,000,000 shares
        authorized, none issued and outstanding at December 31, 1995       -              -
Class B common stock, $.01 par value; none authorized, issued and outstanding at September 30, 1996; 1,000,001 shares
        authorized, issued and outstanding at December 31, 1995            -                 10
Common Stock, $.01 par value; 20,000,000 shares authorized,
      5,841,293 issued and outstanding at September 30, 1996;
        none authorized, issued and outstanding at December 31, 1995         51           -
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued and outstanding at September 30, 1996;
        1,000,000 shares authorized, none issued and outstanding           -              -
          at December 31, 1995
Additional paid-in capital                                                9,997           8,480
Loans to stockholders                                                      (628)         (1,256)
Retained earnings                                                         3,825           1,970
                                                                    -------------  ------------
     TOTAL STOCKHOLDERS' EQUITY                                          13,245           9,214
                                                                    -------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $   68,215        $ 37,309
                                                                    =============  ============





The accompanying Notes are an integral part of the condensed consolidated financial statements.

                                  Lason, Inc.
                  Condensed Consolidated Statements of Income
                  (In thousands, except for per share amounts)
                                  (Unaudited)


                                                                         Three Months Ended             Nine Months Ended
                                                                            September 30,                  September 30,
                                                                     --------------------------     --------------------------
                                                                         1996          1995             1996          1995
                                                                     -------------  -----------     ------------  ------------
Revenues, net of postage                                             $    20,659   $    11,525      $   47,748    $    35,220
Cost of revenues                                                          14,754         7,927          32,450         23,244
                                                                     -------------  -----------     ------------  ------------
     Gross profit                                                          5,905         3,598          15,298         11,976

Selling, general and administrative expenses                               3,482         2,205           8,738          6,800
Compensatory stock option expense                                            123            16             283             48
Amortization of intangibles                                                  363           188             743            564
                                                                     -------------  -----------     ------------  ------------
     Income from operations                                                1,937         1,189           5,534          4,564
Interest expense                                                             700           464           1,550          1,194
                                                                     -------------  -----------     ------------  ------------
     Income before income taxes
          and minority interest in net income of subsidiaries              1,237           725           3,984          3,370
Provision for income taxes                                                   469           262           1,433          1,218
                                                                     -------------  -----------     ------------  ------------
     Income before minority interest in net income of subsidiaries           768           463           2,551          2,152
Minority interest in net income of subsidiaries                               40         -                  68          -
                                                                     -------------  -----------     ------------  ------------

     Net Income                                                      $       728   $       463      $    2,483    $     2,152
                                                                     =============  ===========     ============  ============

Pro Forma Primary and fully diluted earnings per share               $       0.12  $       0.07     $      0.40   $       0.35
                                                                     =============  ===========     ============  ============





The accompanying Notes are an integral part of the condensed consolidated financial statements.

                                  Lason, Inc.
                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)


                                                              Nine Months Ended
                                                                September 30,
                                                             -------------------
                                                               1996        1995
                                                             --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                   $ 2,483     $ 2,152
Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation and amortization                             1,557       1,222
     Compensatiory stock option expense                          283          48
     (Gain) loss on disposal of fixed assets                     (20)          7
Changes in operating assets and liabilities
     net of effects from acquisitions:
     Accounts receivable                                      (3,004)     (1,408)
     Supplies                                                   (305)       (305)
     Prepaid expenses and other                                 (518)       (285)
     Accrued expenses and other liabilities                     (454)        775
     Minority interests                                           68         -

                                                             --------   --------
     Net cash provided by operating activities                    90       2,206
                                                             --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for net assets of acquired businesses,
     net of cash acquired                                    (17,137)     (1,430)
Proceeds from sales of fixed assets                               60          13
Purchase of fixed assets                                      (1,854)       (814)

                                                             --------   --------
     Net cash used in  investing activities                  (18,931)     (2,231)
                                                             --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving line of credit                        48,650      22,739
Repayments on revolving line of credit                       (44,878)    (22,227)
Borrowings on acquisition facility                            17,312        -
Principal payments on long-term debt                          (1,773)     (1,125)
Proceeds from exercise of employee stock options                   5         -

                                                             --------   --------
     Net cash provided by (used in) financing activities      19,613        (613)
                                                             --------   --------

Net increase (decrease) in cash                                  475        (638)
Cash at beginning of period                                      103         915
                                                             --------   --------
Cash at end of period                                        $   578     $   277
                                                             ========   ========




The accompanying Notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In Thousands)

NOTE 1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Lason, Inc. (together with its subsidiaries, the "Company") have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, such interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     In the opinion of management, all necessary adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

NOTE 2. ACQUISITIONS

     Since June 1995, Lason Systems, Inc., a wholly-owned subsidiary of Lason, Inc., completed the acquisitions of either substantially all of the assets or a controlling stock ownership interest in several companies. The stock acquisitions included acquiring 65% of the outstanding common stock of Delaware Legal Copy, Inc. in April 1996, 100% of the outstanding common stock of Information & Image Technology of America, Inc. in July 1996, 80% of the outstanding common stock of Micro-Pro, Inc. and MP Services, Inc. (two affiliated companies) in July 1996, 100% of the outstanding common stock of Great Lakes Micrographics Corporation in July 1996, and 100% of the outstanding common stock of National Reproductions Corp. in August 1996. Each of the acquisitions was accounted for as a purchase. Accordingly, the results of operations of the acquired companies are included in the consolidated results of operations from the respective date of acquisition.

     The aggregate purchase price for the acquisitions completed during the nine months ended September 30, 1996, excluding liabilities assumed, was approximately $19,857. The purchase price was allocated to the assets acquired and liabilities assumed based on the related fair values at the date of acquisition. The excess of the aggregate purchase price over the fair values of assets acquired and liabilities assumed has been allocated to goodwill and is being amortized on a straight-line method over 30 years.

     In conjunction with these acquisitions, liabilities assumed and other non-cash consideration was as follows:


    Fair value of assets acquired                                   $ 6,566
    Goodwill                                                         19,781
    Cash paid in consideration for companies acquired               (17,137)
    Stock issued in consideration for companies acquired            ( 2,320)
    Promissory note issued in consideration for companies acquired  (   400)
                                                                    -------
    Liabilities assumed                                             $ 6,490
                                                                    =======

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

NOTE 2. ACQUISITIONS (CONCLUDED)

     The following table summarizes pro forma unaudited results of operations as if each of the acquisitions completed during the first nine months of 1996 had occurred at the beginning of the periods presented:


                                         Nine Months Ended September 30,
                                         -------------------------------
                                            1996            1995
                                            ----            ----

             Revenues                     $62,336          $56,014
             Income before income taxes     4,781            4,471
             Net income                     2,943            2,808

             Net income per share         $  0.48          $  0.45


NOTE 3.  PRO FORMA NET INCOME PER SHARE


     Pro Forma net income per share amounts were computed based on the weighted average number of common share and common share equivalents outstanding. Weighted average common shares outstanding, after giving effect to a 2.5 for 1 stock split approved by the Company's Board of Directors in the fourth quarter of 1996, were 6,230,010 and 6,192,292 for the three months ended September 30, 1996 and 1995, respectively, and 6,146,525 and 6,192,292 for the nine months ended September 30, 1996 and 1995, respectively.

NOTE 4. SUBSEQUENT EVENTS

     On October 15, 1996, the Company completed an initial public offering ("IPO") of 3,000,000 shares of common stock at $17.00 per share for net proceeds to the Company of approximately $46,130, after deducting underwriting discounts and other offering expenses. A registration statement relating to these securities was filed with the Securities and Exchange Commission and was declared effective on October 9, 1996. Approximately $34,363 of the net proceeds was used to repay a portion of outstanding debt under the Company's credit agreement and approximately $11,767 was used to redeem 692,047 outstanding shares of common stock held by the Company's largest stockholder.

     In connection with the IPO, the underwriters were granted an
over-allotment option   to purchase up to an additional 450,000 shares of
common stock at the initial public offering price of $17.00 per share. On November 14, 1996 the underwriters completed the exercise of the over-allotment option and purchased 450,000 shares of common stock for net proceeds to the Company of approximately $7,115, after deducting underwriting discounts and commissions. The additional net proceeds were used to repay amounts outstanding under the Company's credit agreement.

     In connection with and immediately prior to the consummation of the IPO, each share of Class A common stock was converted into one share of common stock , each share of Class B common stock was converted into approximately 1.3 shares of common stock, and the Company's Board of Directors approved a 2.5 for 1 stock split. The authorized capital stock of the Company now consists of 20,000, 000 shares of common stock, par value $.01 per share and 5,000,000 shares of preferred stock, par value $0.01 per share. The condensed consolidated balance sheet has been restated as of September 30, 1996 to give retroactive effect to the 2.5 for 1 stock split and the recapitalization which was effective October 15, 1996, but does not include the redemption of the 692,047 shares of common stock.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements of the Company and the related notes and the other related financial information included elsewhere in this Form 10-Q. The discussion in this section contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-Q and identified from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

OVERVIEW

     Since June 1995, Lason Systems, Inc., a wholly-owned subsidiary of Lason, Inc., completed the acquisitions of either substantially all of the assets or a controlling stock ownership interest in several companies. The stock acquisitions included acquiring 65% of the outstanding common stock of Delaware Legal Copy, Inc. in April 1996, 100% of the outstanding common stock of Information & Image Technology of America, Inc. in July 1996, 80% of the outstanding common stock of Micro-Pro, Inc. and MP Services, Inc. (two affiliated companies) in July 1996, 100% of the outstanding common stock of Great Lakes Micrographics Corporation in July 1996, and 100% of the outstanding common stock of National Reproductions Corp. in August 1996. Each of the acquisitions was accounted for as a purchase. Accordingly, the results of operations of the acquired companies are included in the consolidated results of operations from the respective date of acquisition. The excess of the aggregate purchase price over the fair value of the net assets acquired has been allocated to goodwill.

     The consolidated results of operations for the three and nine month periods ended September 30, 1996 include the results of operations of the acquisitions since the date of acquisition and, therefore, are not directly comparable to the results of operations for the same periods of 1995.

     One of the Company's principal strategies is to increase its revenues and the markets it serves through the continued acquisition of complementary businesses. There can be no assurance that the Company will be able to identify and acquire attractive acquisition candidates in the future, profitably manage such acquired companies or successfully integrate such acquired companies into the Company without substantial costs, delays or other problems. In addition, there can be no assurance that any companies acquired in the future will be profitable at the time of acquisition or will achieve sales and profitability justifying the Company's investment therein or that the Company will recognize the synergies expected from such acquisitions.

     On October 15, 1996, the Company completed an initial public offering ("IPO") of 3,000,000 shares of common stock at $17.00 per share for net proceeds to the Company of approximately $46.1 million after deducting underwriting discounts and other offering expenses. A registration statement relating to these securities was filed with the Securities and Exchange Commission and was declared effective on October 9, 1996. Approximately $34.4 million of the net proceeds was used to repay a portion of outstanding debt under the Company's credit agreement and approximately $11.8 million was used to redeem 692,047 outstanding shares of common stock held by the Company's largest stockholder.

     In connection with the IPO, the underwriters were granted an over-allotment option to purchase up to an additional 450,000 shares of common stock at the initial public offering price of $17.00 per share. On November 14, 1996 the underwriters completed the exercise of the over-allotment option and purchased 450,000 shares of common stock for net proceeds to the Company of approximately $7.1 million, after deducting underwriting discounts and commissions. The additional net proceeds were used to repay amounts outstanding under the Company's credit agreement.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE
                        MONTHS ENDED SEPTEMBER 30, 1995.

     Net revenues increased 79% to $20.7 million for the third quarter of 1996 from $11.5 million for the comparable 1995 period. The approximate $9.2 million increase in net revenues includes approximately $6.9 million of revenues related to recently acquired businesses and approximately $2.3 million principally due to sales growth in the Company's direct mail, collection letter processing and digital imaging revenues of approximately $800,000, $300,000 and $900,000, respectively.

     Gross profit increased $2.3 million to $5.9 million for the three months ended September 30, 1996 versus $3.6 million for the comparable 1995 period. The increase is primarily due to increases in revenues partially offset by lower gross profit margins of recently acquired businesses. Gross profit as a percentage of net revenues was 28.6% for the third quarter of 1996 versus 31.2% for the comparable 1995 quarter.

     Selling, general and administrative expenses increased $1.3 million for the third quarter of 1996, versus the comparable 1995 quarter. Approximately $900,000 of the increase was associated with recently acquired businesses and approximately $300,000 was due to higher administrative expenses resulting from the hiring of several key executives in late 1995 and in the first nine months of 1996.

     Compensatory stock option expense increased to $123,000 for the third quarter of 1996 from $16,000 for the comparable 1995 quarter due to the granting of additional stock options in the fourth quarter of 1995 and the first nine months of 1996. The provisions of certain stock option agreements provide for immediate vesting of those options upon the completion of an IPO. Accordingly, the Company will record a pretax charge to income of approximately $653,000 in the fourth quarter of 1996 to record the compensation expense associated with the immediate vesting provisions due to the completion of the IPO on October 15, 1996.

     Amortization of intangibles increased to $363,000 for the three months ended September 30, 1996 from $188,000 for the comparable three month period of 1995 primarily due to the amortization of goodwill recorded as a result of recent acquisitions.

     Interest expense increased to $700,000 for the third quarter of 1996 from $464,000 for the comparable 1995 quarter primarily due to an increase in average borrowings related to the Company's growth and acquisitions.


RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995.

     Net revenues increased 36% to $47.7 million for the nine months ended September 30, 1996 compared to $35.2 million for the comparable period of 1995. Net revenues increased approximately $7.3 million due to recently acquired businesses and approximately $4.4 million primarily due to sales growth in the Company's direct mail, collection letter processing and digital imaging revenues of approximately $2.0 million, $900,000 and $1.6 million, respectively.

     Gross profit increased $3.3 million to $15.3 million for the nine months ended September 30, 1996 compared to $12.0 million for the comparable 1995 period. The increase in gross profit is primarily due to higher net revenues partially offset by lower gross margins of recently acquired businesses. Gross profit as a percentage of net revenues was 32% for the first nine months of 1996 versus 34% for the same period of 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Selling, general and administrative expenses increased $1.9 million to $8.7 million for the nine months ended September 30, 1996 from $6.8 million for the comparable period of 1995. Approximately $1.1 million of the increase related to selling, general and administrative expenses of recently acquired businesses and approximately $900,000 related to an increase in administrative expenses primarily due to the hiring of several key executives in late 1995 and in the first nine months of 1996.

     Compensatory stock option expense was $283,000 for the nine months ended September 30, 1996 versus $48,000 for the comparable 1995 period. The increase is primarily due to the granting of additional stock options in the fourth quarter of 1995 and the first nine months of 1996.

     Amortization of intangibles was $743,000 for the nine months ended September 30, 1996 compared to $564,000 for the comparable 1995 period. Primarily due to amortization expense associated with goodwill recorded as a result of recent acquisitions.

     Interest expense increased to $1.6 million for the nine months ended September 30, 1996 from $1.2 million for the comparable period of 1995.
The increase is primarily due to an increase in average borrowings related to the Company's growth and recent acquisitions.


     LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations and acquisitions through a combination of cash flow from operations, bank borrowings and the issuance of shares of common stock.

     Cash flows from operating activities decreased to $90,000 for the nine months ended September 30, 1996 from $2.2 million for the comparable period of 1995. The decrease is primarily due a net increase in accounts receivables and a net decrease in accrued expenses and other liabilities as of September 30, 1996 compared with the 1995 period.

     Cash flows used in investing activities increased to $18.9 million for the nine months ended September 30, 1996 compared to $2.2 million for the same period in 1995 primarily due to payments for the net assets of acquired businesses. Cash used to acquire businesses during the first nine months of 1996 was $17.1 million compared to $1.4 million in 1995.

     Cash flows provided by financing activities of $19.3 million for the nine months ended September 30, 1996 were primarily from borrowings on the Company's acquisition credit facility which were used to fund the payments for the stock purchases related to acquired businesses.

     Credit Agreement and Borrowings

     On January 17, 1995 the Company and First Union National Bank of North Carolina (the "Bank") entered into a Credit Agreement, pursuant to which the Bank provided for an aggregate of $15 million of term loans payable in 26 quarterly installments ending June 30, 2001 and a $10 million revolving credit facility, subject to a borrowing base limitation, expiring on June 30, 2001.
In July 1996, the Credit Agreement was amended to include an additional $10 million acquisition credit facility, expiring on the earlier of June 30, 2001 or an initial public offering by the Company. In addition, in August 1996, the Company amended the Credit Agreement to provide for up to an additional $8.5 million of interim term loans, payable upon the earlier of March 31, 1997 or an initial public offering by the Company, and borrowed approximately $8.2 million under the interim term loan facility in connection

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

with the acquisition of NRC. In August 1996, the Company also amended the Credit Agreement to increase the existing $10 million revolving credit facility to $13 million. As of September 30, 1996, the Company had approximately $40.9 million of total indebtedness.

     After application of the net proceeds from the IPO and the exercise of the underwriters over allotment option, the Company had no amounts outstanding under its Credit Agreement as of November 15, 1996.

     In the fourth quarter of 1996, the Company expects to terminate the Credit Agreement and enter into a new credit agreement (the "New Credit Agreement") with a bank providing for a revolving line of credit of up to $30 million to be used to repay the remaining portion of the indebtedness outstanding under the Credit Agreement, if any, and to finance additional acquisitions, working capital, capital expenditures and other general corporate purposes. The New Credit Agreement would expire on June 30, 1999. Interest on amounts outstanding, if any, under the New Credit Agreement will be calculated using rates determined at the time of borrowing. Borrowings would bear interest at rates ranging from a base percentage rate plus 1.25% (10.25% as of September 30, 1996) to LIBOR plus 1.0% (6.68% as of September 30, 1996), depending upon the Company's leverage ratio. The Company would pay a monthly fee at an annual rate of 0.25% of the unused balance on the New Credit Agreement. The Company would not be required to make principal payments prior to the end of the term of the proposed loan. Borrowings, if any, under the New Credit Agreement would be collateralized by substantially all of the Company's assets. The New Credit Agreement would contain restrictions on the acquisition of stock or assets, disposal of assets, incurrence of other liabilities, minimum requirements for cash flow and certain financial ratios. There can be no assurance, however, that such New Credit Agreement will be obtained or that, if obtained, it will be on terms that are favorable to the Company or sufficient for the Company's needs.

     The Company expects that amounts available under the New Credit Agreement will be used to continue its acquisition program. The Company also expects to use shares of its common stock in the future to continue its acquisition program. Accordingly, the Company expects to register up to 2,500,000 shares of common stock in the fourth quarter of 1996 for use as consideration in future acquisitions.

     The Company also expects to file in the fourth quarter of 1996, a registration statement on Form S-8 covering up to 1,000,000 shares of common stock with respect to the Company's 1995 Stock Option Plan.

     Capital Expenditures

     The Company continues to invest in capital equipment, principally to improve its reprographic capability and capacity. The Company has expended approximately $1.9 million and $800,000 for capital equipment for the nine months ended September 30, 1996 and 1995, respectively.

     Recent Acquisitions

     The Company's liquidity and capital resources have been significantly affected by acquisitions of businesses and, given the Company's acquisition strategy, may be significantly affected for the foreseeable future. To date, the Company has financed its acquisitions with borrowings under the Credit

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONCLUDED)

LIQUIDITY AND CAPITAL RESOURCES (CONCLUDED)

Agreement, with shares of its common stock and with cash from operations. Borrowings for acquisitions for the nine months ended September 30, 1996 and the year ended December 31, 1995 totaled approximately $17.3 million and $1.4 million, respectively.


INFLATION

     Certain of the Company's expenses, such as wages and benefits, occupancy costs and equipment repair and replacement, are subject to normal inflationary pressures. Although the Company to date has been able to offset inflationary cost increases through increased operating efficiencies, there can be no assurance that the Company will be able to offset any future inflationary cost increases through similar efficiencies or increased charges for its products and services.

LITIGATION

     The Company is, from time to time, a party to legal proceedings arising in the normal course of its business. Management believes that none of the legal proceedings currently outstanding will have a material adverse effect on the Company's business, financial condition or results of operations.

PART II. OTHER INFORMATION

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               The following matters were submitted to a vote of security holders by written consent in lieu of a special meeting of the voting shareholders.

               On July 29, 1996, the Company's shareholders holding more than a majority of the outstanding shares accepted the resignation of Elliot W. Maluth from the Company's Board of Directors and elected Joseph P. Nolan to the Company's Board of Directors to fill the vacancy created by Mr. Maluth's resignation. Following the election, the current directors of the Company consist of Joseph P. Nolan, Donald M. Gleklen, Gary L. Monroe, Allen J. Nesbitt, Bruce V. Rauner and Robert A. Yanover.

               On August 26, 1996, the Company's shareholders holding more than a majority of the outstanding shares approved an amendment to the Company's Certificate of Incorporation changing the name of the Company from Lason Holdings, Inc. to Lason, Inc..

               On October 4, 1996, the Company's shareholders holding more than a majority of the outstanding shares approved the adoption of an Amended and Restated Certificate of Incorporation, an Amended and Restated Bylaws, and a Plan of Recapitalization which, generally, provide that prior to the consummation of the Company's offering of Common Stock (pursuant to that certain Registration Statement filed with the Securities and Exchange Commission, File No. 333-09799) (the "Registration Statement") each outstanding share of Class A Common Stock would be converted into one share of Common Stock and each share of Class B Common Stock would be converted into approximately 1.3 shares of Common Stock. Each share of Common Stock would then be split into 2.5 shares of Common Stock. A portion of the Company's proceeds from the offering pursuant the Registration Statement would then be used to redeem approximately 692,047 shares of stock owned by the former holder of the Class B Common Stock.

               The Amended and Restated Certificate of Incorporation, among other things, provides that the Board of Directors will be divided into three classes and that such provision for a classified board may only be amended, altered or repealed upon the affirmative vote of the holders of at least 80% of the outstanding shares of the voting stock of the Company. The Amended and Restated Certificate of Incorporation also requires that any action required or permitted to be taken by the Company's shareholders must be effected at a duly called annual or special meeting of shareholders and may not be effected by consent in writing. In addition, the Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws require that special meetings of the shareholders of the Company be called only upon the affirmative vote of two members of the Board or by certain officers. The Amended and Restated Bylaws contain restrictions on the timing of when shareholders can seek to bring business before or to nominate directors at any annual meeting of shareholders. These provisions also may not be amended, altered or appealed by the shareholders without the affirmative vote of at least 80% of the outstanding shares of the voting stock of the Company. The Board of Directors may also, without further action by the Company's shareholders, from time to time, direct the issuance of shares of Preferred Stock in series and may, at the time of issuance, determine the rights, preferences and limitations of each series.

PART II. OTHER INFORMATION (CONCLUDED)

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONCLUDED)

          The foregoing summary describes certain material provisions with respect to the matters voted but does not purport to be complete and is subject to, and qualified in its entirety by, the Amended and Restated Certificate of Incorporation and the Amended and Restated Bylaws of the Company that were included as exhibits to the Company's Registration Statement.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


a.        Exhibits

          Exhibit No.  Description
          -----------  -----------
            11         Statements re Computation of Per Share Earnings
            27         Financial Data Schedule


b.        Reports on Form 8-K

          None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         LASON, INC.
                                         (Registrant)





November 21, 1996                        /s/ William J. Rauwerdink
    (Date)                               ----------------------------
                                         Executive Vice President and
                                         Chief Financial Officer

                                  LASON, INC

                                EXHIBIT INDEX

Exhibit No.      Description
-----------      -----------

     11          Computation of Earnings per Share

     27          Financial Data Schedule