Form 10-K
period 1996-12-31
LASON INC
filed 1997-03-31
CIK 1020616

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996

                                       OR

           [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____to_____

                        Commission file number 000-21407

                                  LASON, INC.
             (Exact name of registrant as specified in its charter)


                      DELAWARE                          38-3214743
              (State or other  jurisdiction of        (I.R.S. Employer
               incorporation or organization)       identification number)

      1305 Stephenson Highway, Troy Michigan              48083
       (Address of principal executive offices)          (Zip Code)


       Registrant's telephone number, including area code: (810) 597-5800

      Securities registered pursuant to Section 12(b) of the Act:     None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.01 per share
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X] No [    ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Par III of this Form 10-K or any amendment to this Form
10-K.    [ ]

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of March 20, 1997, computed by reference to the last sale price for such stock on that date as reported on the Nasdaq National Market System, was $83,476,497.

     As of March 20, 1997, 8,787,570 shares of Common Stock, par value $.01 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Notice of 1997 Annual Meeting of Shareholders and Proxy Statement (Part III)

PART I

ITEM I.   BUSINESS.

GENERAL

     Lason Systems, Inc., a Michigan corporation and the predecessor to the Company (the "Predecessor"), was formed in 1985 as a result of a management buyout of the direct mail division of McKesson Corporation's 3PM subsidiary.
In January 1995, the founders and principal shareholders of the Predecessor recapitalized it (the "Recapitalization") by selling substantially all of its assets to Lason Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Lason, Inc., which was then named Lason Holdings, Inc. In August 1996, Lason Holdings, Inc. changed its name to Lason, Inc. (together with its subsidiaries, the "Company"). After the acquisition, Lason Acquisition Corp. changed its name to Lason Systems, Inc. ("Lason"), and continued the business operations of the Predecessor.

     From June 1995 through December 31, 1996, Lason completed the acquisition of either substantially all of the assets or a controlling stock ownership interest in eight companies. The stock acquisitions included acquiring 65% of the outstanding common stock of Delaware Legal Copy, Inc. in April 1996, 100% of the outstanding common stock of Information & Image Technology of America, Inc. and Great Lakes Micrographics Corporation in July 1996, 80% of the outstanding common stock of Micro-Pro, Inc. and MP Services, Inc. (two affiliated companies) in July 1996, and 100% of the outstanding common stock of National Reproductions Corp. in August 1996.

     One of the Company's principal strategies is to increase its revenues and the markets it serves through the continued acquisition of complementary businesses. Toward that end, in January 1997, Lason acquired 100% of the outstanding common stock of Churchill Communications Corporation ("Churchill") and 100% of the outstanding common stock of Alpha Imaging, Inc. and Alpha Micro Graphics Supply, Inc., (together "Alpha"). In addition, in March 1997, Lason acquired 100% of the outstanding common stock of Automated Enterprises Inc. and 100% of the outstanding common stock of Premier Copy Group, Inc. Although management anticipates that the Company will continue to acquire complementary businesses in the future, there can be no assurance that the Company will be able to identify and acquire attractive acquisition candidates, profitably manage such acquired companies or successfully integrate such acquired companies into the Company without substantial costs, delays or other problems. In addition, there can be no assurance that any companies acquired in the future will be profitable at the time of acquisition or will achieve sales and profitability justifying the Company's investment therein or that the Company will recognize the synergies expected from such acquisitions.

     In the fourth quarter of 1996, the Company completed an initial public offering ("IPO") of 3,450,000 shares of common stock , including the underwriter's over-allotment option, at $17.00 per share for net proceeds to the Company of approximately $53.0 million, after deducting underwriting discounts and other offering expenses. Approximately $41.2 million of the net proceeds was used to repay debt outstanding under the Company's credit agreement and approximately $11.8 million was used to redeem 692,047 shares of common stock held by the Company's largest shareholder.

     In connection with and immediately prior to the consummation of the IPO, each share of Class A common stock was converted into one share of common stock , each share of Class B common stock was converted into approximately 1.3 shares of common stock, and the Company's Board of Directors approved a 2.5 for 1 common stock split.


OPERATIONS

     The Company provides integrated outsourcing services for document management, records management and business communications. The investments the Company has made in imaging and communications technology, personnel, equipment and systems over the past decade have given it the capabilities and expertise to meet the growing and increasingly complex document management requirements of its customers. The Company primarily serves customers in the automotive, healthcare, financial services and professional services industries. The Company's core competencies in input processing, data management and output processing enable it to provide a broad range of services across a wide range of media types and allow customers to fulfill their document
management outsourcing needs with a single vendor.   For the years ended
December 31, 1996, 1995 and 1994, the Company reported consolidated net revenues of $69.9 million, $46.6 million and $41.2 million, respectively. Income from operations was $7.7 million, $4.8 million and $5.3 million for the years ended December 31, 1996, 1995 and 1994, respectively. As of March 20, 1997, the Company employed over 1,250 people, has operations in ten states and provides services to over 2,400 customers at 17 multi-functional imaging centers and at over 40 facility management sites located on customers' premises.

The Company's service offerings generally can be divided into the areas of document management, records management and business communications.

Document Management

     The Company provides a broad range of services that enable it to meet customers' document management needs. The Company offers on-site facilities management services to manage those document management services which are most efficiently provided at a customers facility. Higher volume and / or more complex document management services are performed at the Company's centralized
imaging centers.   The Company's service centers process over six million pages a month and some operate 24 hours a day, seven days a week, to provide customers with quick-turn electronic and traditional printing services.

     Lason Document Express is a print-on-demand system with on-line order entry capabilities that enables customers to produce and distribute large volumes of a document on 24 hours notice. The service is ideally suited for documents that require frequent revisions or have unpredictable demand - and it is a cost effective alternative to offset printing which requires large production runs. The system's electronic interface allows the Company's customers the flexibility to make last minute changes to their documents and place a print order, including production amount, distribution method and locations for next-day delivery.

     Document management represented approximately 38.4%, 36.9% and 38.3% of the Company's consolidated net revenues for the years ended December 31, 1996, 1995 and 1994, respectively.


Records Management

     Companies are increasingly utilizing electronic document storage and retrieval (DSR) systems to manage their business records as the cost of such technology declines and the benefits become more apparent. The Company possesses the capability to convert documents from a wide variety of input media or formats to a wide variety of output media formats , including traditional micrographic conversion services. The Company also offers DSR system services that a customer can use as an alternative to developing and purchasing its own DSR system.

     Electronic storage of documents enables customers to immediately access large volumes of documents that would be impossible using conventional filing systems. DSR systems also provide rapid distribution of archived information to multiple destinations and remove the logistical burden and cost of archiving paper documents.

     The Company's expertise in records management is based on years of experience in converting millions of documents to digital and film formats. Demand for new digital imaging formats including CD-ROM, optical disk, magnetic disk and magnetic tape, now outpace imaging on traditional film-based formats because of significant advances in electronic document storage and retrieval systems.

     Records management services represented approximately 24.1%, 19.5% and 20.1% of the Company's consolidated net revenues for the years ended December 31, 1996, 1995 and 1994, respectively.


Business Communications

     The Company offers a variety of personalized messaging and database management services to its customers. The direct response services are characterized by quick turn-around, large volume, and highly personalized business correspondence utilizing a variety of formats.

     The Company is a major provider of collection letter processing and generates over 20 million letters per month on behalf of its customers. In addition, the Company develops customized programs for its customers to support event-driven response requirements, such as product recall and credit card solicitation campaigns. All of the mailings are processed through the Company's mail centers which presort letters to achieve significant postal discounts for its customers.

     Business communications activity represented approximately 37.5%, 43.6% and 41.6% of the Company's consolidated net revenues for the years ended December 31, 1996, 1995 and 1994, respectively.


CUSTOMERS

     Including Churchill and Alpha, the Company has over 2,400 customers primarily in the manufacturing, healthcare, financial services and professional services industries. The Company services accounts of all sizes, from small business and professional groups to Fortune 100 companies.

     Historically, a majority of the Company's revenues have come from sales to the major domestic automobile manufacturers. The three major domestic automobile manufactures accounted for approximately 57%, 65% and 71% of the Company's consolidated net revenues for the years ended December 31, 1996, 1995 and 1994, respectively. No single customer accounted for more than 10% of the Company's total consolidated net revenues for the years ended December 31, 1996, 1995, and 1994 except for General Motors Corporation and Ford Motor Company as summarized in the following table:

                                       Percent of Consolidated Net Revenues
                                             Year Ended December 31,
                                       ------------------------------------
                                             1996      1995       1994
                                           --------  --------   --------

       General Motors Corporation             32%        49%        55%
       Ford Motor Company                     19         12         12
       Chrysler Corporation                    6          4          4
                                            -----      -----      -----
       Totals                                 57%        65%        71%
                                            =====      =====      =====


COMPETITION

     The Company's businesses are highly competitive. A significant source of competition is the in-house document handling capability of the Company's target customer base. In addition, with respect to those services that are outsourced, the Company has a variety of competitors, including large national or multinational companies, which have greater financial resources than the Company, and smaller regional or local companies. The Company's major competitors, in addition to various regional competitors, include IKON Office Solutions, Inc., Pitney Bowes Management Services, Inc. (a subsidiary of Pitney Bowes, Inc.) and Xerox Business Services with respect to its document management services; Dataplex Corp., F.Y.I. Incorporated and IKON Office Solutions, Inc., with respect to its records management services; and First Financial Management Corp. (First Image), Sun Guard Mailing Services and Diversified Data & Communications with respect to its business communications services.

     The Company believes that the principal competitive factors in document management, records management and business communication services include quality and accuracy, reliability and security of service, reputation, ease of use, customer support and service, customer segment specific knowledge, speed, capacity and price.

PROPRIETARY RIGHTS AND PROCESSES

     The Company regards the systems, information and know-how underlying its services as proprietary and relies primarily on a combination of contract, trade secrets, confidentiality agreements and contractual provisions to protect its proprietary rights. The Company's business is not materially dependent on any patents. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to obtain and use information that the Company regards as proprietary, and policing unauthorized use of the Company's proprietary information is difficult. Litigation may be necessary for the Company to protect its proprietary information and could result in substantial cost to , and diversion by, the Company.

REGULATION

     The Company's customers involved in debt collection and certain of the Company's services as used by those customers, such as collection letter processing, are subject to various consumer protection laws, including the Federal Fair Debt Collection Practices Act ("FDCPA"). The FDCPA in general prohibits harassment, false representations and unfair practices, including limitations on the acceptable format and wording of letters, envelopes and other communications from debt collectors to debtors. The FDCPA provides for civil liability for the violation of its provisions. The maximum liability exposure in a class action would be $1,000 for each named individual and such amount as the court may allow for other class members, not to exceed the lesser of $500,000 or 1% of the net worth of the debt collector plus costs and reasonable attorney's fees. In addition to the FDCPA, the Company's debt collector customers may be subject to various state statutes and regulations. Such regulations may afford greater protection to consumers than the FDCPA.

     Although the Company believes that it is not subject to the FDCPA because it is not a debt collector and although there are no contractual rights to indemnification from the Company to its debt collection customers with respect to such actions, a customer of the Company subject to, and in violation of, the FDCPA or similar laws in connection with services provided by the Company to such customer may ask the Company for indemnification for any losses the customer may incur in connection with such violation. If such indemnification is required or the Company is determined to be liable for any violation of such laws, it could have a material adverse effect on the Company's business, financial condition or results of operations.


ENVIRONMENTAL MATTERS

     The Company is subject to Federal, state and local laws, regulations and ordinances that: (i) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes; or (ii) impose liability for the costs of cleaning up, and certain damages resulting from, sites of past spills, disposal or other releases of solid wastes and hazardous substances.

     The Company is not aware of any environmental conditions relating to present or past waste generation at or from these facilities that would be likely to have a material adverse effect on the business, financial condition or results of operations of the Company. However, there can be no assurance that environmental liabilities in the future will not have a material adverse effect on the business, financial condition or results of operations of the Company.

EMPLOYEES

     As of March 20, 1997, including Churchill and Alpha, the Company had approximately 1,250 employees, 108 of which were employed primarily in management and administration. Included in the total number of employees are approximately 96 part-time and 27 temporary employees No employees of the Company are represented by a labor union. The Company considers its relations with its employees to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT  (AS OF MARCH 20, 1997):

                                                                Executive
                                                                Officer
       Name                   Position                     Age   Since
       ---------------------  ---------------------------  ---  ---------

       Robert A. Yanover      Chairman and Director        60    1985

       Gary L. Monroe         Chief Executive Officer,
                               and Director                42    1995

       Allen J. Nesbitt       President and Director       50    1985

       William J. Rauwerdink  Executive Vice President,
                               Chief Financial Officer,
                               Treasurer and Secretary     47    1996

       Brian E. Jablonski     Executive Vice President of
                               Marketing and Sales         40    1996



     Robert A. Yanover has served as Chairman of the Board and as a Director of the Company and its predecessor since their inception. Mr. Yanover also serves as president of Computer Leasing Company of Michigan, Inc. Mr. Yanover is founder and former president of 3PM. Mr. Yanover holds a B.S. degree in Physics from Harvard College.

     Gary L. Monroe has served as Chief Executive Officer of the Company since February 1996 and as a Director of the Company since he joined the Company in September 1995. From September 1995 to February 1996, Mr. Monroe served as President of Kodak Imaging Services, Inc., a subsidiary of Eastman Kodak Co. From August 1990 to May 1992, Mr. Monroe served as Director of Finance and Strategic Planning of the Health Sciences Division of Eastman Kodak Co. Mr. Monroe holds a B.A. degree from William Paterson College and an M.B.A. degree from Rutgers University.

     Allen J. Nesbitt has served as President and a Director of the Company and its predecessor since their inception. From 1977 to 1985 Mr. Nesbitt served as Vice President of 3PM.

     William J. Rauwerdink has served as Executive Vice President, Chief Financial Officer, Treasurer and Secretary of the Company since he joined the Company in May 1996. From February 1993 to April 1995, Mr. Rauwerdink served as Executive Vice President, Chief Financial Officer and Treasurer of The MEDSTAT Group, Inc., a publicly traded company in the healthcare information industry. Mr. Rauwerdink was a Partner with the Detroit office of the international accounting and consulting firm of Deloitte & Touche from 1983 to 1993. He is a certified public accountant. Mr. Rauwerdink holds a B.B.A.. degree from the University of Wisconsin - Madison and an M..B.A. degree from Harvard University.

        On December 11, 1995, Mr. Rauwerdink consented to the entry of an order enjoining him from violating certain antifraud and tender offer provisions of the federal securities laws. The order required him to give up profits and pay penalties and interest totaling approximately $225,000. He neither admitted nor denied the allegations made in the proceeding.

        The proceeding involved the rollover of certain funds from a former employer's profit sharing plan. The investement directions made in connection with the rollover into Mr. Rauwerdinks 401(k) account at his new employer specified that the investment of such funds be made 50% in the stock of his employer and 50% in other investments in his 401(k) account) and resulted in the purchase of shares of common stock of the new employer at the time when it was alleged that the employer was engaged in merger negotiations. The shares purchased in the rollover transaction constituted approximately 8% of Mr. Rauwerdink's total holdings in his new employer's common stock.

     Brian E. Jablonski has served as Executive Vice President of Marketing and Sales since he joined the Company in July 1996. From 1992 until June 1996, Mr. Jablonski served as Vice President, Sales and Marketing of Kodak Imaging Services, Inc., a subsidiary of Eastman Kodak Co. From 1979 to 1992, Mr. Jablonski held various positions at Eastman Kodak Co., including Branch Business Manager, District Sales Manager and Director - Markets Development Electronic Printing and Publishing. Mr. Jablonski holds a B.S. degree in Business Management from St. John Fisher College.

ITEM 2.    PROPERTIES

     As of March 20, 1997, including Churchill and Alpha, the Company conducted operations through 22 leased facilities in ten states containing in the aggregate approximately 333,360 square feet. The Company's principal facilities are summarized as follows:


                                 Approximate
  Location                     Square Footage         Use
  -------------------          --------------  -------------------------------
  Livonia, MI                      72,000      Business communications
  Madison Heights, MI              49,900      Document and records management
  Troy, MI                         47,050      Document and records management,
                                               principal executive offices
  Livonia, MI                      27,460      Business communications
  Jacksonville, FL                 26,505      Document and records management
  Detroit, MI                      20,000      Document and records management
  St. Clair Shores, MI             16,345      Document and records management
  Lincoln Park, MI                 13,000      Document and records management
  New York, NY                     10,500      Business communications
  Rochester, NY                     8,200      Document and records management
  Livonia, MI                       5,700      Item processing and item research
  Chicago, IL                       5,200      Document and records management



ITEM 3.   LEGAL PROCEEDINGS

     Various claims have been made against the Company in the normal course of business. Management believes that none of these legal proceedings will have a material adverse effect on the Company's business, financial condition or results of operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's shareholders during the fourth quarter of 1996.


PART II.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the Nasdaq Stock Market under the symbol "LSON". The high and low quoted prices as reported on the Nasdaq National Market System during the fourth quarter of 1996 were $24.125 and $14.0, respectively.

     The Company intends to retain any earnings to finance operations and expansion and, therefore, does not anticipate paying any cash dividends on the common stock in the foreseeable future. Cash dividends, if any, would be determined by the Board and would be based on the Company's earnings, capital requirements, financial condition and other factors deemed relevant by the Board. Except for certain constructive dividends related to partial forgiveness of certain shareholder loans in connection with the IPO, the Company has not paid any dividends on its capital stock.

     As of March 20, 1997, there were approximately 2,300 holders of the Company's common stock, including 40 shareholders of record and approximately 2,260 in street name.

ITEM 6.   SELECTED FINANCIAL DATA

     The selected consolidated financial data presented below have been derived from the Company's consolidated financial statements which have been audited by Coopers & Lybrand, L.L.P. and should be read in conjunction with the consolidated financial statements and notes thereto.



                                                         COMPANY                         PREDECESSOR
                                               --------------------------------------------------------------------
                                                                  Year Ended December 31,
                                               --------------------------------------------------------------------
                                                    1996          1995          1994          1993          1992
                                               -----------   -----------   -----------   -----------   ------------
INCOME STATEMENT DATA
Revenues, net of postage                           $69,937       $46,605       $41,151       $31,151        $18,852
Cost of revenues                                    47,587        31,227        27,238        20,684         13,176
                                               -----------   -----------   -----------   -----------   ------------
Gross profit                                        22,350        15,378        13,913        10,467          5,676
Selling, general and administrative expenses        12,628         9,406         8,377         6,980          3,139
Compensatory stock option expense                      936           308             -             -              -
Amortization of intangibles                          1,121           817           266           163             87
                                               -----------   -----------   -----------   -----------   ------------
Income from operations                               7,665         4,847         5,270         3,324          2,450
Interest expense                                     1,831         1,760           185           126             83
Other (income) expense, net                            (71)          (66)          (21)          (21)            93
                                               -----------   -----------   -----------   -----------   ------------
Income before income taxes and minority
interest                                             5,905         3,153         5,106         3,219          2,274
Provision for income taxes (1)                       2,103         1,139             -             -              -
Minority interest in net income of
subsidiaries (2)                                        71             -             -             -              -
                                               -----------   -----------   -----------   -----------   ------------
Net income                                         $ 3,731       $ 2,014       $ 5,106       $ 3,219        $ 2,274
                                               ===========   ===========   ===========   ===========        =======
Earnings per share (3)                             $  0.55       $  0.33
                                               ===========   ===========
ENDING BALANCE SHEET DATA
Working capital                                    $16,926       $ 5,141       $ 3,218       $ 3,307        $ 2,444
Total assets                                        78,546        37,309        15,692        13,877         10,814
Long-term debt, less current portion                     -        11,500           261           320             65
Revolving credit line borrowings                     4,101         7,277             -             -              -
Total stockholders' equity (4)                      57,006         9,214         6,623         6,567          4,934



(1) From its inception to January 17, 1995, the Company was an S corporation and, accordingly, was not subject to Federal income tax.
(2) Represents the minority shareholders' portion of the net income of Micro-Pro, Inc. and Delaware Legal Copy, Inc. in which the Company acquired an 80% and 65% equity interest, respectively, during 1996.
(3) Earnings per share are not presented for the Predecessor as such information is not representative of the capital structure of the Comapny.
(4) Includes the net proceeds from the Initial Public Offering and redemption of shares of common stock during the fourth quarter of 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Lason Systems, Inc., a Michigan corporation and the predecessor to the Company (the "Predecessor"), was formed in 1985 as a result of a management buyout of the direct mail division of McKesson Corporation's 3PM subsidiary.
In January 1995, the founders and principal shareholders of the Predecessor recapitalized it (the "Recapitalization") by selling substantially all of its assets to Lason Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Lason, Inc., which was then named Lason Holdings, Inc. In August 1996, Lason Holdings, Inc. changed its name to Lason, Inc. (together with its subsidiaries, the "Company"). After the acquisition, Lason Acquisition Corp. changed its name to Lason Systems, Inc. ("Lason"), and continued the business operations of the Predecessor.

     From June 1995 through December 31, 1996, Lason completed the acquisition of either substantially all of the assets or a controlling stock ownership interest in eight companies. The stock acquisitions included acquiring 65% of the outstanding common stock of Delaware Legal Copy, Inc. in April 1996, 100% of the outstanding common stock of Information & Image Technology of America, Inc. and Great Lakes Micrographics Corporation in July 1996, 80% of the outstanding common stock of Micro-Pro, Inc. and MP Services, Inc. (two affiliated companies, "Micro-Pro") in July 1996, and 100% of the outstanding common stock of National Reproductions Corp. ("NRC") in August 1996. Each of the acquisitions was accounted for as a purchase. The excess of the aggregate purchase price over the fair value of the net assets acquired has been allocated to goodwill.

     The consolidated results of operations for the year ended December 31, 1996 include the results of operations of the acquisitions since the date of acquisition and, therefore, are not directly comparable to the results of operations for 1995 and 1994.

     In the fourth quarter of 1996, the Company completed an initial public offering ("IPO") of 3,450,000 shares of common stock , including the underwriter's over-allotment option, at $17.00 per share for net proceeds to the Company of approximately $53.0 million, after deducting underwriting discounts and other offering expenses. Approximately $41.2 million of the net proceeds was used to repay debt outstanding under the Company's credit agreement and approximately $11.8 million was used to redeem 692,047 shares of common stock held by the Company's largest shareholder.

     One of the Company's principal strategies is to increase its revenues and the markets it serves through the continued acquisition of complementary businesses. Toward that end, in January 1997, Lason acquired 100% of the outstanding common stock of Churchill Communications Corporation ("Churchill") and 100% of the outstanding common stock of Alpha Imaging, Inc. and Alpha Micro Graphics, Inc., (together "Alpha"). In addition, in March 1997, Lason acquired 100% of the outstanding common stock of Automated Enterprises Inc. ("AEI") and 100% of the outstanding common stock of Premier Copy Group, Inc. ("Premier"). Although management anticipates that the Company will continue to acquire complementary businesses in the future, there can be no assurance that the Company will be able to identify and acquire attractive acquisition candidates, profitably manage such acquired companies or successfully integrate such acquired companies into the Company without substantial costs, delays or other problems. In addition, there can be no assurance that any companies acquired in the future will be profitable at the time of acquisition or will achieve sales and profitability justifying the Company's investment therein or that the Company will recognize the synergies expected from such acquisitions.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

     Net revenues increased 50% to $69.9 million for the year ended December 31, 1996 from $46.6 million in 1995. The $23.3 million increase in net revenues includes approximately $14.8 million of net revenues related to businesses acquired during 1996 and approximately $8.5 million principally due to sales growth in the Company's business communications, digital imaging and collection letter processing revenues of approximately $5.0 million (71%) , $2.2 million (53%) and $1.3 million (24%), respectively.

     Gross profit increased $7.0 million to $22.4 million for the year ended December 31, 1996 from $15.4 million reported in 1995, primarily due to an increase in net revenues, partially offset by lower gross profit margins for businesses acquired in 1996. Gross profit as a percentage of net revenues was 32% for the year ended December 31, 1996 versus 33% in 1995.

     Selling, general and administrative expenses increased to $12.6 million in 1996 from $9.4 million in 1995. Approximately $2.4 million of the increase was attributable to businesses acquired during 1996. Approximately $.4 million was due to an increase in administrative expenses primarily resulting from the hiring of several key executives in late 1995 and in the first three quarters of 1996, and approximately $.5 million was due to an increase in advertising, sales commissions and other selling expenses, related to the higher sales volumes. Selling, general and administrative expenses as a percentage of net revenues was 18.0% in 1996 versus 20.2% in 1995.

     Compensatory stock option expense increased to $936,000 for the year ended December 31, 1996 from $308,000 in 1995. The provisions of certain stock option agreements included the immediate vesting of those options on the effective date of the IPO. Accordingly, the Company recorded a non-cash expense of $653,000 during the fourth quarter of 1996 to record the compensation associated with the immediate vesting of those stock options.

     Amortization of intangibles increased to $1.1 million in 1996 versus $817,000 in 1995 primarily due to amortization of goodwill recorded as a result of businesses acquired during 1996.

     Minority interest of $71,000 for the year ended December 31, 1996 represents the minority shareholders' portion of the net income of Micro-Pro and Delaware Legal Copy, Inc. in which the Company acquired an 80% and 65% equity interest, respectively, during 1996.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 1995 COMPARED WITH YEAR ENDED DECEMBER 31, 1994

     Net revenues increased 13.1% to $46.6 million for the year ended December 31, 1995 from $41.2 million reported in 1994. The increase resulted principally from growth in the Company's collection letter processing, facilities management and document conversion revenues of approximately $2.0 million (58%), $1.2 million (10%) and $1.0 million (33%), respectively.

     Gross profit increased to $15.4 million in 1995 from $14.0 million in 1994. Gross profit as a percentage of net revenues decreased to 33.0% in 1995 from 33.8% in 1994. The decrease in gross profit as a percentage of net revenues primarily resulted from an increase of approximately $1.0 million in the cost of paper and related products, partially offset by increased operating efficiencies.

     Selling, general and administrative expenses increased to $9.4 million for the year ended December 31, 1995 from $8.4 million in 1994. In connection with the Recapitalization, the Company recorded approximately $275,000 in non-recurring professional services and other expenses. Also in 1995, several key executives were hired resulting in an increase of approximately $300,000 in administrative expenses. As a percentage of revenues, selling, general and administrative expenses decreased to 20.2% in 1995 from 20.4% in 1994.

     Amortization of intangibles increased to $817,000 in 1995 from $266,000 in 1994 primarily due to the amortization of intangibles recorded as a result of the Recapitalization.

     Interest expense increased to $1.8 million in 1995 from $185,000 in 1994 primarily due to increased borrowings incurred as part of the Recapitalization and growth in the Company's business.


     LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations and acquisitions through a combination of cash flow from operations, bank borrowings and the issuance of common stock.

     Cash used in operating activities was $2.1 million for the year ended December 31, 1996 compared to cash provided by operating activities of $1.3 million in 1995 and $5.7 million in 1994. The decrease in operating cash flows in 1996 was primarily due to an increase in accounts receivable and prepaid expenses partially offset by higher net income and an increase in customer deposits. The decrease in operating cash flows from 1994 to 1995 was primarily due to lower net income and higher accounts receivable.

        Cash flows used in investing activities totaled $21.7 million, $1.8 million and $1.8 million for the years ended December 31, 1996, 1995 and 1994, respectively, and has primarily been used to fund payments for the net assets of acquired businesses and investments in capital equipment to improve the
Company's reprographic capability and capacity.   Cash used to acquire
businesses was $17.1 million, $1.4 million and $1.0 million for the years ended
December 31, 1996, 1995 and 1994, respectively.   Cash used to invest in
capital equipment totaled $4.6 million in 1996, compared to $1.1 million and $800,000 in 1995 and 1994, respectively. The 1996 investment in capital equipment includes approximately $1.3 million of previously leased copiers that were purchased during the fourth quarter.

     Cash flows provided by financing activities largely consisted of proceeds from the IPO, partially offset by repayments of long-term debt and payments to redeem shares of the Company's common stock during 1996. Net proceeds from the issuance of common stock totaled approximately $53.0 million for the year ended December 31, 1996, after deducting underwriting discounts and other offering expenses. The net proceeds from the IPO were primarily used to redeem 692,047 shares of common stock which were held by the Company's largest shareholder and to repay amounts which were then outstanding under the Company's credit agreement.

     Credit Agreement and Borrowings

     On January 17, 1995 Lason and First Union National Bank of North Carolina (the "Bank") entered into a Credit Agreement, pursuant to which the Bank provided for an aggregate of $15 million of term loans payable in 26 quarterly installments ending June 30, 2001 and a $10 million revolving credit facility, subject to a borrowing base limitation, expiring on June 30, 2001. In July 1996, the Credit Agreement was amended to include an additional $10 million acquisition credit facility, expiring on the earlier of June 30, 2001 or an initial public offering by the Company. In addition, in August 1996, the Credit Agreement was amended to provide for up to an additional $8.5 million of interim term loans, payable upon the earlier of March 31, 1997 or an initial public offering by the Company. Approximately $8.2 million was borrowed under the interim term loan facility in connection with the acquisition of NRC. In August 1996, the Credit Agreement was further amended increasing the then existing $10 million revolving credit facility to $13 million. As of December 31, 1996, there was approximately $4.1 million outstanding under the Credit Agreement.

     On February 20, 1997, the Credit Agreement was amended and restated to provide revolving credit loans in the initial amount of $40 million , which may be increased to $60 million at Lason's request , and after payment of a commitment fee and Bank review and approval. The increased borrowing capacity will be used to finance additional acquisitions of businesses, working capital,
capital expenditures and for other corporate purposes.    Borrowings, if any,
under the Credit Agreement will be collateralized by substantially all of Lason's assets. Lason will not be required to make principal payments prior to 2001, the term of the loan. Interest on amounts outstanding will be calculated based on interest rates determined at the time of borrowing. Borrowings will bear interest at rates ranging from a base percentage rate plus a maximum of 1.25% ( a weighted average rate of 9.50% as of March 19, 1997) to LIBOR plus a maximum of 2.25% ( a weighted average rate of 7.75% as of March 19, 1997), depending on the Company's leverage ratio. The Credit Agreement contains restrictions on the acquisition of stock or assets, disposal of assets, incurrence of other liabilities, minimum requirements for cash flow and certain financial ratios.

     In January 1997, Lason borrowed approximately $9.6 million under the Credit Agreement to fund the acquisitions of Churchill and Alpha, and in March Lason borrowed an additional $7.9 million to fund the acquisitions of AEI and Premier. The Company expects that amounts available under the Credit Agreement will be used in the future to continue its acquisition program. The Company also expects to use shares of its common stock in the future to continue its acquisition program. Accordingly, the Company may register additional shares of common stock in 1997 for use as consideration in acquisitions.

     Recent Acquisitions

     The Company's liquidity and capital resources have been significantly affected by acquisitions of businesses and, given the Company's acquisition strategy, may be significantly affected for the foreseeable future. To date, the Company has financed its acquisitions with borrowings under the Credit Agreement, with shares of its common stock and with cash from operations. Borrowings for acquisitions for the years ended December 31, 1996 and 1995 totaled approximately $17.1 million and $1.4 million, respectively.

     Future Capital Needs

     The Company's ability to obtain cash adequate to fund its needs depends generally on the results of its operations and the availability of financing. Management believes that cash flow from operations, in conjunction with borrowings from its existing and any future credit agreements and possible issuance of shares of its common stock, will be sufficient to meet debt service requirements, make possible future acquisitions and fund capital expenditures in the future. However, there can be no assurance in this regard or that the terms available for any future financing, if required, would be favorable to the Company.


     Inflation

     Certain of the Company's expenses, such as wages and benefits, occupancy costs, and equipment repair and replacement, are subject to normal inflation. Supplies, such as paper and related products, can be subject to significant price fluctuations. Although the Company to date has been able to substantially offset any such cost increases through increased operating efficiencies, there can be no assurance that the Company will be able to offset any future cost increases through similar efficiencies or increased charges for its products and services.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     The financial statements and supplemental finanical information included in this report are set forth on the Index to Financial Statements and Financial Statement Schedules shown on page 13 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.


PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS

A. DIRECTORS

     Reported under the caption "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 1997 Proxy Statement, herein incorporated by reference.

b. EXECUTIVE OFFICERS

     Reported in Part I pursuant to General Instruction G to Form 10-K.


ITEM 11.   EXECUTIVE COMPENSATION

     Reported under the caption "Executive Compensation" in the Company's 1997 Proxy Statement, herein incorporated by reference.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Reported under the captions "Record Date and Outstanding Shares" and "Security Ownership of Management" in the Company's 1997 Proxy Statement, herein incorporated by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reported under the caption "Certain Transactions With Management" in the Company's 1997 Proxy Statement, herein incorporated by reference.


PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A.   (1)   FINANCIAL STATEMENTS

     The Financial statements applicable to the Company and its consolidated affiliates filed with this report are set forth on the Index to Financial Statements and Financial Statement Schedules of this report.

     (2)   FINANCIAL STATEMENT SCHEDULES

     The financial statement schedule and report of independent accountants have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Financial Statements and Financial Statement Schedules of this report.

     (3)   EXHIBITS

     The exhibits filed with this report are listed on the Exhibit Index on page E-1.

B. REPORTS ON FORM 8-K

     None.

                                 EXHBIT INDEX

EXHIBIT
    NO.        DESCRIPTION
----------     -----------

 2.1 Asset Purchase Agreement and Equipment Purchase Agreement dated May 29,
     1995 by and among Lason Systems, Inc., Adcom Mailers, Inc. and its affiliated company, Linkster Leasing.(1)

 2.2 Asset Purchase Agreement dated December 28, 1995 by and among Lason
     Systems, Inc. and Mail-Away Corporation.(1)

 2.3 Asset Purchase Agreement dated February 1, 1996 by and among Lason Systems,
     Inc. and Diversified Support Services, Inc.(1)

 2.4 Stock Purchase Agreement with respect to the acquisition of Delaware Legal
     Copy, Inc. dated March 25, 1996 by and among Lason Systems, Inc. and the
     Shareholders (as defined therein).(1)

 2.5 Stock Purchase Agreement with respect to the acquisition of Information &
     Image Technology of America, Inc. dated July 16, 1996 by and among Lason
     Systems, Inc. and the Shareholders (as defined therein).(1)

 2.6 Stock Purchase Agreement with respect to the acquisition of Great Lakes
     Micrographics Corporation dated July 17, 1996 by and among Lason Systems,
     Inc. and the Shareholders (as defined therein).(1)

 2.7 Stock Purchase Agreement with respect to the acquisition of Micro-Pro, Inc.
     and MP Services, Inc. dated July 24, 1996 by and among Lason Systems, Inc.
     and the Shareholders (as defined therein).(1)

 2.8 Stock Purchase Agreement with respect to the acquisition of National
     Reproductions Corp. dated August 6, 1996 by and among Lason Systems, Inc.
     and the Shareholders (as defined therein).(1)

 3.1 Form of Amended and Restated Certificate of Incorporation of the Company.(1)

 3.2 Form of Amended and Restated By-Laws of the Company.(1)

 4.1 Form of certificate representing Common Stock of the Company.(1)


10.1 Asset Purchase Agreement dated January 17, 1995 by and among Lason
     Acquisition Corp., Lason Systems, Inc. and the J. Yanover Trust, the R.
     Yanover Trust and Messrs. Nesbitt, Kowalski, Elland and Carey.(1)

10.2 Purchase Agreement dated January 17, 1995 by and between the Company and
     GTCR Fund IV.(1)

10.3 Executive Stock Agreement dated January 17, 1995 by and among the Company and the J. Yanover Trust, the R. Yanover Trust, the Nesbitt Trust and
     Messrs.  Kowalski, Elland and Carey.(1)

10.4 Stockholders Agreement dated January 17, 1995 by and among the Company and certain of its stockholders.(1)

10.5 Registration Agreement dated January 17, 1995 by and among the Company and the 1995 Stockholders.(1)

10.6 Credit Agreement dated January 17, 1995 by and among Lason Acquisition
     Corp. and the J. Yanover Trust, the R. Yanover Trust and Mr. Yanover.(1)

10.7 Credit Agreement dated January 17, 1995 by and among Lason Acquisition
     Corp. and the Nesbitt Trust and Mr. Nesbitt.(1)

10.8 Employment Agreement between Lason Systems, Inc. and Gary Monroe.(1)

10.9 Offer of employment dated April 30, 1996 from Lason Systems, Inc. to Mr.
     Rauwerdink.(1)

10.10 Offer of employment dated June 12, 1996 from Lason Systems, Inc. to Mr.
      Jablonski.(1)

10.11 1995 Stock Option Plan of the Company.(1)

10.12 Employee Stock Option Agreements dated January 17, 1995 by and among the
      Company and each of Mr. Elland, Mr. Kowalski, Mr. Carey, Karl H. Hartig,
      James J. Dewan, Lawrence C. Jones, Scott L. Christensen, Daniel J. Buckley,
      Paul G. Dugan, John H. Wallanse and David J. Malosh.(1)

10.13 Employee Stock Option Agreement dated December 21, 1995 by and between the
      Company and Mr. Monroe.(1)

10.14 Stock Option Agreement dated August 7, 1995 by and between the Company and
      Mr. Gleklen.(1)


10.15 Employee Stock Option Agreement by and between the Company and Mr.
      Rauwerdink.(1)

10.16 Employee Stock Option Agreement by and between the Company and Mr.
      Jablonski.(1)

10.17 1996 Lason Management Bonus Plan.(1)

10.18 Lason Systems, Inc. 401(k) Profit Sharing Plan & Trust.(1)

10.19 Amendments to Lason Systems, Inc. 401(k) Profit Sharing Plan & Trust.(1)

10.20 Loan Agreement dated January 17, 1995 by and among Lason Systems, Inc.,
      First Union National Bank of North Carolina, as lender and as agent, and each other lender party thereto, including Term Note and Revolving Credit
      Note.(1)

10.21 Security Agreement dated as of January 17, 1995 by and among Lason
      Systems, Inc. and First Union National Bank of North Carolina, as agent for the Lenders (as defined in the Loan Agreement).(1)

10.22 Guaranty Agreement dated as of January 17, 1995 given by the Company and extended to First Union National Bank of North Carolina, as agent for the Lenders (as defined in the Loan Agreement), and the Lenders for the benefit of Lason Systems.(1)

10.23 Guarantor Pledge Agreement dated as of January 17, 1995 made by the
      Company for the benefit of First Union National Bank of North Carolina, as agent for the Lenders (as defined in the Loan Agreement).(1)

10.24 First Amendment to Loan Agreement dated as of March 25, 1996 between Lason
      Systems, Inc. and First Union National Bank of North Carolina, as agent.(1)

10.25 Second Amendment to Loan Agreement dated as of May 15, 1996 between Lason
      Systems, Inc. and First Union National Bank of North Carolina, as agent.(1)

10.26 Third Amendment to Loan Agreement dated July 10, 1996 between Lason
      Systems, Inc. and First Union National Bank of North Carolina, as agent.(1)

10.27 Lease Agreement dated as of September 3, 1985 by and between Lason
      Systems, Inc. and Mart Associates as amended.(1)

10.28 Lease Agreement dated August 3, 1995 by and between Lason Systems, Inc.
      and Kensington Center, Inc.(1)



10.29 Lease Agreement by and between Lason Systems, Inc. and The Prudential
      Insurance Company of America.(1)

10.30 Fourth Amendment to Loan Agreement dated as of August 16, 1996 between
      Lason Systems, Inc. and First Union National Bank of North Carolina, as agent, including Amended and Restated Revolving Credit Note and Interim
      Term Note.(1)

10.31 First Amendment to Lease dated as of July 26, 1996, by and between Kensington Center, Inc. and Lason Systems, Inc.(1)

10.32 Form of Recapitalization Agreement among the Company and certain of its stockholders, including Plan of Recapitalization.(1)

10.33 Form of Voting Agreement among the Company and certain of its stockholders.(1)

10.34 Form of Termination Agreement between Lason Systems, Inc. and each of the
      Borrowers.(1)

10.35 Form of Redemption Agreement between the Company and Golder Thoma,
      Cressey, Rauner Fund IV, L.P.(1)

10.36 Amendment to Employee Stock Option Agreement by and between the Company and Mr. Gleklen.(1)

10.37 Agreement of Purchase and Sale of Stock with respect to Churchill
      Acquisition.(2)

10.38 Employee Stock Option Agreement by and between the company and Mr.
      Rauwerdink dated December 17, 1996.(3)

10.39 Employee Stock Option Agreement by and between the Company and Mr.
      Jablonski dated December 17, 1996.(3)

10.40 Employee Stock Option Agreement by and between the Company and Mr. Monroe dated December 17, 1996.*

10.41 Employee Stock Option Agreement by and between the Company and Mr. Ghadar dated January 15, 1997.*

10.42 Amended and Restated Loan Agreement dated February 20, 1997, between Lason
      Systems, Inc., First Union National Bank of North Carolina, as lender and as agent and each other lender party thereto, including, Revolving Credit
      Note and Swingline Note.*


10.43 Amended and Restated Security Agreement dated February 20, 1997 by and among Lason Systems, Inc., First Union National Bank of North Carolina, as lender and as agent for the Lenders.*

10.44 Amended and Restated Guaranty Agreement dated February 20, 1997 given by the Company and extended to First Union National Bank of North Carolina, as agent for the Lenders, and the Lenders for the benefit of Lason
      Systems.*

10.45 Amended and Restated Guarantor Pledge Agreement dated February 20, 1997 made by the Company for the benefit of First Union National Bank of North
      Carolina, as agent for the Lenders.*

11.1 Statement regarding computation of per share earnings.*

13.1 1996 Annual Report to Stockholders (only with respect to those parts which are expressly incorporated by reference in this filing; the other parts are not deemed files as part of this filing).*

21.1 Subsidiaries of the Company.*

23.1 Consent of Coopers & Lybrand L.L.P.*

27.1 Financial Data Schedule.*

---------------------
* filed herewith

(1) Incorporated herein by reference to registrant's Form S-1 dated October 7, 1996, Commission File No. 333-09799.

(2) Incorporated herein by reference to registrant's Form 8-K filed on February 18, 1997, Commission File No. 0-21407.

(3) Incorporated herein by reference to registrant's Form S-8 filed with the Commission on December 23, 1996, Commission File No. 333-18551.

                                 Lason, Inc.
       Index To Financial Statements and Financial Statement Schedules



FINANCIAL STATEMENTS:
Consolidated Balance Sheets as of December 31, 1996 and 1995       F-1
Consolidated statements of income for each of the years ended
       December 31, 1996, 1995 and 1994                            F-2
Consolidated Statements of Stockholders' Equity for each of the
       years ended December 31, 1996, 1995 and 1994                F-3
Consolidated Statements of Cash Flows for each of the years ended
       December 31, 1996, 1995 and 1994                            F-4
Notes to consolidated financial statements                         F-5 to F-15

OTHER FINANCIAL INFORMATION:
Reports of independent accountants                                 F-16 to F-17

FINANCIAL STATEMENT SCHEDULES:
1.  Condensed financial information of registrant                  S-1 to S-3

All other schedules are omitted as not applicable or the information required is included in the consolidated financial statements or notes thereto.

                                 Lason, Inc.
                         Consolidated Balance Sheets
                      (In thousands, except for shares)

                                                                                              December 31,
                                                                                     ------------------------------
                                                                                         1996             1995
                                                                                     -------------    -------------
ASSETS
Cash                                                                                 $          79    $         103
Accounts receivable (net)                                                                   24,546           11,090
Supplies                                                                                     2,273            1,245
Prepaid expenses and other                                                                   4,213            2,021
                                                                                     -------------    -------------
     Total current assets                                                                   31,111           14,459

Computer equipment and software                                                              3,735            1,430
Production and office equipment                                                              5,416            1,237
Leasehold improvements                                                                       1,010              695
Other                                                                                          644              124
                                                                                     -------------    -------------
                                                                                             9,805            3,486
     Less: Accumulated depreciation                                                         (2,184)            (978)
                                                                                     -------------    -------------
     Net property and equipment                                                              7,621            2,508
Deferred income taxes                                                                        2,571            2,817
Goodwill (net of accumulated amortization of $1,482 and $572 at
     December 31, 1996 and 1995, respectively)                                              35,911           16,848
Other intangibles (net of accumulated amortization of $274 and $105 at
     December 31, 1996 and 1995, respectively)                                               1,332              677
                                                                                     -------------    -------------

     TOTAL ASSETS                                                                    $      78,546    $      37,309
                                                                                     =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses                                                                     $       4,199    $       3,004
Current portion of long-term debt                                                           -                 2,000
Accounts payable                                                                             4,751            2,744
Customer deposits                                                                            3,706              914
Deferred income taxes                                                                        1,529              656
                                                                                     -------------    -------------
     Total current liabilities                                                              14,185            9,318
Long-term debt, less current portion                                                        -                11,500
Revolving credit line borrowings                                                             4,101            7,277
Minority interests                                                                             257           -
Other liabilities                                                                            1,937           -
                                                                                     -------------    -------------
     TOTAL LIABILITIES AND MINORITY INTERESTS                                               20,480           28,095
                                                                                     -------------    -------------

Common stock with a put option                                                               1,060           -

STOCKHOLDERS' EQUITY
Common Stock, $.01 par value; 20,000,000 shares authorized,
     8,610,246 and 5,692,040 shares issued and outstanding at
        December 31, 1996 and 1995, respectively                                                86               57
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued and outstanding at December 31, 1996;
        1,000,000 shares authorized, none issued and outstanding
        at December 31, 1995                                                                -                -
Additional paid-in capital                                                                  51,912            8,443
Loans to stockholders                                                                       -                (1,256)
Retained earnings                                                                            5,008            1,970
                                                                                     -------------    -------------
     TOTAL STOCKHOLDERS' EQUITY                                                             57,006            9,214
                                                                                     -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $      78,546    $      37,309
                                                                                     =============    =============


  The accompanying Notes are an integral part of the  consolidated financial statements.

                                  Lason, Inc.
                       Consolidated Statements of Income
                  (In thousands, except for per share amounts)


                                                                              COMPANY        PREDECESSOR
                                                                        -------------------  -----------
                                                                            YEARS ENDED DECEMBER 31,
                                                                        --------------------------------
                                                                           1996       1995       1994
                                                                         --------   --------   --------
Revenues, net of postage of $29,672, $20,672 and $15,276 for the
     year ended December 31, 1996, 1995, and 1994, respectively.         $ 69,937   $ 46,605   $ 41,151
Cost of revenues                                                           47,587     31,227     27,238
                                                                         --------   --------   --------
     Gross profit                                                          22,350     15,378     13,913

Selling, general and administrative expenses                               12,628      9,406      8,377
Compensatory stock option expense                                             936        308       -
Amortization of intangibles                                                 1,121        817        266
                                                                         --------   --------   --------
     Income from operations                                                 7,665      4,847      5,270
Interest expense                                                            1,831      1,760        185
Other income                                                                  (71)       (66)       (21)
                                                                         --------   --------   --------
     Income before income taxes
          and minority interest in net income of subsidiaries               5,905      3,153      5,106
Provision for income taxes                                                  2,103      1,139       -
                                                                         --------   --------   --------
     Income before minority interest in net income of subsidiaries          3,802      2,014      5,106
Minority interest in net income of subsidiaries                                71       -          -
                                                                         --------   --------   --------

     Net income                                                          $  3,731   $  2,014   $  5,106
                                                                         ========   ========   ========

Earnings per share                                                       $   0.55   $   0.33
                                                                         ========   ========





  The accompanying Notes are an integral part of the  consolidated financial statements.

                                  Lason, Inc.
                Consolidated Statements of Stockholders' Equity
              For the Years Ended December 31, 1996, 1995 and 1994


                                                                              Additional
                                                         Common Stock           Paid-in       Loans to       Retained
                                                      Shares      Amount        Capital     Stockholders     Earnings      Total
                                                    ---------     ------       ---------    ------------    ----------     -----
PREDECESSOR
-----------------------------------------------
Balances January 1, 1994                              605,000     $    6       $     163      $      -      $   6,398   $    6,567
Distributions to shareholders                             -           -               -              -         (5,218)      (5,218)
Issuance of shares of common stock                     15,500         -              168             -             -           168
Net income                                                -           -               -              -          5,106        5,106
                                                    ---------     ------       ---------      ---------     ---------   ----------

Balances at December 31, 1994                         620,500     $    6       $     331      $      -      $   6,286   $    6,623
                                                    =========     ======       =========      =========     =========   ==========


COMPANY
-----------------------------------------------
Balances January 1, 1995 (see Notes 1 and 5)        5,692,040     $   57       $   8,135      $  (1,300)    $       -   $    6,892
Net income                                                -           -               -               -          2,014       2,014
Compensatory stock option expense                         -           -              308              -            -           308
Forgiveness of shareholder loans                          -           -               -              44           (44)           -
                                                    ---------     ------       ---------      ---------     ---------   ----------

Balances at December 31, 1995                       5,692,040         57           8,443         (1,256)        1,970        9,214
Net income                                                -           -               -              -          3,731        3,731
Increase in shareholder loans                             -           -               -             (65)           -           (65)
Compensatory stock option expense                         -           -              936             -             -           936
Issuance of shares of common stock                  3,610,253         36          54,291                                    54,327
Redemption of shares of common stock                 (692,047)        (7)        (11,758)                          -       (11,765)
Repayment of shareholder loans                            -           -               -             628                        628
Forgiveness of shareholder loans                          -           -               -             693          (693)           0
                                                    ---------     ------       ---------      ---------     ---------   ----------

Balances at December 31, 1996                       8,610,246     $   86       $  51,912      $      -      $   5,008   $   57,006
                                                    =========     ======       =========      =========     =========   ==========





   The accompanying Notes are an integral part of the consolidated financial statements

                                  Lason, Inc.
                     Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                          COMPANY                     PREDECESSOR
                                                               ------------------------------        -------------
                                                                  Years Ended December 31,
                                                               ------------------------------        -------------
                                                                  1996                1995               1994
                                                               ----------           ---------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $    3,731           $   2,014          $   5,106
Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation and amortization                                  2,327               1,817              1,238
     Compensatory stock option expense                                936                 308                 -
     (Gain) loss on disposal of fixed assets                          (20)                 23                 12
     Deferred income taxes                                          1,119                 781                 -
Changes in operating assets and liabilities
     net of effects from acquisitions:
     Accounts receivable                                           (9,282)             (2,695)              (498)
     Supplies                                                        (562)               (384)               (83)
     Prepaid expenses and other                                    (3,019)               (698)              (255)
     Accounts payable                                                (174)                397               (523)
     Customer deposits                                              2,792                 (31)               454
     Accrued expenses                                                 602                (277)               287
     Minority interests                                                71                  -                  -
     Other liabilities                                               (604)                 -                  -
                                                               ----------           ---------          ---------
     Net cash (used in) provided by operating activities           (2,083)              1,255              5,738
                                                               ----------           ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for net assets of acquired businesses,
     net of cash acquired                                         (17,137)             (1,430)            (1,028)
Proceeds from sales of fixed assets                                    54                 713                 -
Purchase of fixed assets                                           (4,611)             (1,126)              (758)
Other                                                                   -                  -                 (33)
                                                               ----------           ---------          ---------
     Net cash used in  investing activities                       (21,694)             (1,843)            (1,819)
                                                               ----------           ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving line of credit                            112,199              35,883                 -
Repayments on revolving line of credit                           (115,375)            (34,607)                -
Net proceeds from issuance of shares of common stock               53,001                  -                  -
Borrowings on acquisition credit facility                          17,312                  -                  -
Repayments on acquisition credit facility                         (17,312)                 -                 168
Principal payments on long-term debt                              (13,500)             (1,500)              (243)
Redemption of shares of common stock                              (11,765)                 -                  -
Principal payments on lease liabilities and other debt             (1,435)                 -                  -
Distributions to shareholders                                         -                    -              (5,218)
Proceeds from short-term borrowings, net                              -                    -               1,200
Proceeds from long-term debt                                          -                    -                 203
Proceeds from settlement of shareholder loans                         628                  -                  -

                                                               ----------           ---------          ---------
     Net cash provided by (used in) financing activities           23,753                (224)            (3,890)
                                                               ----------           ---------          ---------

Net (decrease) increase in cash                                       (24)               (812)                29
Cash at beginning of period                                           103                 915                 73
                                                               ----------           ---------          ---------
Cash at end of period                                          $       79           $     103          $     102
                                                               ==========           =========          =========
Supplemental disclosure of cash flow information
     Cash paid during the year for:
           Interest                                            $    2,141           $   1,329          $     181
                                                               ==========           =========          =========
           Income taxes                                        $    1,617           $   1,000          $      -
                                                               ==========           =========          =========

  The accompanying Notes are an integral part of the  consolidated financial statements.

                                  LASON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. ORGANIZATION AND CAPITALIZATION

     Lason, Inc. (formerly Lason Holdings, Inc. the "Company"), a Delaware corporation, was incorporated on January 5, 1995. The Company's equity was comprised of $10 million of Class B common stock and approximately $1 million of Class A-1 common stock. The Company contributed the funds to Lason Acquisition Corporation, a non-operating subsidiary. On January 17, 1995 the cash, in addition to $21 million of bank borrowings, was used to acquire the assets and assume certain liabilities of Lason Systems, Inc. ("Predecessor") and provide working capital. Subsequent to the acquisition, Lason Acquisition Corporation changed its name to Lason Systems, Inc. ("Lason") and continued the business operations of the Predecessor. Prior to the acquisition, three shareholders owned 93.8 percent of the common stock of the Predecessor. As part of the acquisition, the same three shareholders ("continuing shareholders") collectively acquired 93.8 percent of the Class A-1 common stock which represented a 46.9 percent aggregate interest of all outstanding classes of common stock in Lason at the time.

     The acquisition was accounted for as a purchase and, accordingly, at such date the Company recorded the assets and liabilities assumed at their estimated
fair values.    The excess of the purchase price over the fair value of net assets acquired totaling $16.8 million was allocated to goodwill and is being amortized over 30 years.

     Pursuant to the consensus of the Emerging Issues Task Force Issue Number 88-16, "Basis in Leveraged Buyout Transactions," goodwill was reduced by approximately $8.6 million representing the continuing shareholders' residual interest in the Company with a corresponding charge against shareholders' equity. The reduction in stockholders' equity represents a temporary difference between the tax basis and assigned book value of goodwill that will result in future tax deductions. A deferred Federal income tax asset was recorded and was credited to stockholders equity (see Note 7).

     The aggregate purchase price and its allocation to the historical assets and liabilities of the Company as of January 17, 1995 were as follows:


Cost to acquire net assets of the Predecessor                       $31,445
Adjustment to value continuing shareholders' interest at
  predecessor basis                                                 (8,652)
                                                                    ------
                                                                    $22,79
                                                                    ======
Allocation of purchase price:
Net assets acquired                                                  $5,96
Goodwill                                                             16,82
                                                                    ------
Total purchase price allocated                                      $22,79
                                                                    ======

2. OPERATIONS AND CUSTOMER CONCENTRATION

     The Company provides integrated outsourcing services for document management, records management and business communications. These services include high-volume optical and digital printing, facility management operations at customer sites, converting inputs into digital formats and direct mailing, among others. The Company primarily serves customers in the automotive, financial services, healthcare and professional services industries.

     Transactions with various divisions of one domestic automotive manufacturer accounted for approximately 32 percent, 49 percent and 55 percent of the Company's consolidated net revenues for the years ended December 31, 1996, 1995 and 1994, respectively. Receivables from that customer were approximately $7.2 million, and $3.4 million as of December 31, 1996 and 1995, respectively. Transactions with various divisions of another domestic automotive manufacturer totaled approximately 19 percent, 12 percent and 12 percent of the Company's consolidated net revenues for the years ended December 31, 1996, 1995 and 1994, respectively. In addition, the Company had receivables outstanding from this second customer of approximately $3.8 million and $1.7 million as of December 31, 1996 and 1995, respectively. The Company also had various transactions with a third domestic automotive manufacturer which were not a significant percentage of total consolidated net revenues for each of the three years ended December 31, 1996.


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates. Certain amounts in the prior year consolidated financial statements have been reclassified to conform with the current year presentation.


     Revenue Recognition

     Revenues are recorded when the services are rendered. Revenues are presented in the consolidated statements of income net of postage because the cost of postage is passed through to the customer.


     Supplies

     Supplies are valued at cost, which approximates market, with cost determined using the first-in, first-out method.


     Property and Equipment

     Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of", was issued in March, 1995 and was effective for fiscal years beginning after December 15, 1995. That statement established standards for measuring impairment losses of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and those to be disposed of. The adoption of SFAS No. 121 had no impact on the Company's financial condition, results of operations or cash flow for the year ended December 31, 1996.

     Property and equipment, including significant improvements, are recorded at cost. Expenditures for normal repairs and maintenance are charged to operations as incurred. Adjustments of the asset and related accumulated depreciation accounts are made for retirements of property and equipment with the resulting gain or loss included in operations.

     Assets placed in service prior to January 1, 1996, are depreciated using an accelerated method over the estimated useful lives of the assets which range from 5 to 7 years. Assets placed in service after December 31, 1995, are depreciated using a straight-line method over the estimated lives of the related assets which range from 5 to 15 years. The change in depreciation methods did not have a material impact on the Company's results of operations, financial condition or cash flow for the year ended December 31, 1996.


     Intangible Assets

     Goodwill is amortized using a straight-line method over 30 years. Other intangible assets generally consist of covenants-not-to-compete and deferred financing costs. Covenants-not-to-compete are being amortized using a straight-line method over the term of the agreement, generally 4 years. Deferred financing costs are amortized using the interest method over the term of the associated credit agreement.

     Annually, the Company evaluates the carrying value of goodwill to determine if there has been any impairment in value. The methodology used for this evaluation includes a review of annual operating performance along with anticipated results for future years. The Company determined that there had been no impairment in the net carrying amount of goodwill as of December 31, 1996.


     Fair Value of Financial Instruments

     SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosures about the fair value of financial instruments whether or not such instruments are recognized in the balance sheet. Due to the short-term nature of the Company's financial instruments, other than debt, fair values are not materially different from their carrying values. Based on the borrowing rates available to the Company, the carrying value of debt approximated fair value as of December 31, 1996 and 1995.


     Earnings Per Share

     For purposes of computing earnings per share, common stock equivalents include outstanding stock options. Earnings per share are based on the weighted average number of common shares and common share equivalents outstanding, retroactively adjusted for the effect of a 2.5 for 1 common stock split effective October 15, 1996 (see Note 5).

     The weighted average common shares and common share equivalents outstanding include as outstanding to the date of redemption (October 15, 1996), 692,047 shares of common stock which would have been sold at the initial offering price of $17.00 per share to fund the redemption of such common stock owned by the former Class B shareholders.

     The weighted average common shares and common share equivalents outstanding were 6,764,249 and 6,192,292 for the years ended December 31, 1996 and 1995, respectively.

     Earnings per share are not presented for the Predecessor for the year ended December 31, 1994 as such information is not representative of the capital structure of the Company.


4. ACQUISITIONS

     From June 1995 through December 31, 1996, Lason completed the acquisition of either substantially all of the assets or a controlling stock ownership interest in eight companies. The stock acquisitions included acquiring 65% of the outstanding common stock of Delaware Legal Copy, Inc. in April 1996, 100% of the outstanding common stock of Information & Image Technology of America, Inc. and Great Lakes Micrographics Corporation in July 1996, 80% of the outstanding common stock of Micro-Pro, Inc. and MP Services, Inc. (two affiliated companies, "Micro-Pro") in July 1996, and 100% of the outstanding common stock of National Reproductions Corp. ("NRC") in August 1996. Each of the acquisitions was accounted for as a purchase. Accordingly, the results of operations of the acquired companies are included in the consolidated results of operations from the respective date of acquisition.

     The selling shareholders of Micro-Pro have retained 20% of the capital stock of Micro-Pro. Under certain conditions, the Company may purchase the remaining 20%, or the selling shareholders may compel the Company to purchase the remaining 20% of the capital stock of Micro-Pro at a future date. The Company's call option will expire in January, 1998 and the selling shareholders
put option will expire in  January, 1999.   The acquisition of the remaining
20% of Micro-Pro, either through the Company's call option or the selling shareholders put option, will be accounted for as the acquisition of a minority interest using the purchase method of accounting on the date the shares are acquired.

     The selling shareholders of Delaware Legal Copy, Inc. ("Delaware") have retained 35% of the capital stock of Delaware. Under certain conditions, the Company may purchase the remaining 35%, or the selling shareholders may compel the Company to purchase the remaining 35% of the capital stock of Delaware at a future date. The Company's call option will expire in September, 1997 and the
selling shareholders put option will expire in  September, 1998.   The
acquisition of the remaining 35% of Delaware, either through the Company's call option or the selling shareholders put option, will be accounted for as the acquisition of a minority interest using the purchase method of accounting on the date the shares are acquired.

     The purchase price for the acquisition of Information and Image Technology of America, Inc. ("IITA") may be adjusted based on IITA's financial performance for the period March 1, 1996 through February 28, 1997. If IITA's financial performance exceeds a specified target, the purchase price will be increased by a percentage equal to the percentage by which IITA's actual performance exceeded the target, but not more than $945,000. If the financial performance is below the target, the purchase price will be decreased by a percentage equal to the percentage by which IITA's actual performance was below the target, but not more than $472,000. The purchase price contingency will be recorded as an adjustment to the purchase price when the contingency is resolved. A portion of the consideration paid to the selling shareholders for the capital stock of IITA was 74,114 shares of the Company's common stock valued at $1,259,938.

     A portion of the consideration paid to the two selling shareholders for the capital stock of Great Lakes Micrographics Corporation ("Great Lakes") was 62,352 shares of the Company's common stock valued at $1,060,000. Each of the selling shareholders have the right, until January 17, 1999, to require the Company to purchase all of the stock issued in connection with the acquisition for up to $1,060,000 ($17.00 per share). The resulting put option has been recorded as common stock issued with a put option and is not included in stockholders' equity in the consolidated balance sheet as of December 31, 1996.

     In connection with acquisition of NRC, the Company issued a $400,000 promissory note as partial consideration for the capital stock acquired. The note was convertible, at any time up to October 1, 1997, into 23,529 shares of the Company's common stock. The holder of the note converted it in February, 1997.

     The aggregate purchase price for the acquisitions completed for the year ended December 31, 1996, excluding liabilities assumed, was approximately $19.9 million. The purchase price was allocated to the assets acquired and liabilities assumed based on the related fair values at the date of acquisition. The excess of the aggregate purchase price over the fair values of assets acquired and liabilities assumed has been allocated to goodwill and is being amortized on a straight-line method over 30 years.

     In conjunction with these acquisitions, liabilities assumed and other non-cash consideration was as follows (in thousands):


    Fair value of assets acquired                                 $ 6,213
    Goodwill                                                       19,980
    Covenant not-to-compete                                           200
    Cash paid in consideration for companies acquired             (17,137)
    Stock issued in consideration for companies acquired           (2,320)
    Promissory note issued in consideration for company acquired     (400)
                                                                  -------
    Liabilities assumed                                           $ 6,536
                                                                  =======


     The following table summarizes pro forma unaudited results of operations as if each of the acquisitions completed during 1996 had occurred at the beginning of each period presented (in thousands):


                                          Year Ended December 31,
                                         -------------------------
                                            1996         1995
                                          ---------    --------
                                         (unaudited)

             Revenues                     $84,525      $75,052


             Income before income taxes     6,667        3,841
             Net income                     4,156        2,408

             Earnings per share             $0.61        $0.39

5. STOCKHOLDERS' EQUITY

     In the fourth quarter of 1996, the Company completed an initial public offering ("IPO") of 3,450,000 shares of common stock , including the underwriter's over-allotment option, at $17.00 per share for net proceeds to the Company of approximately $53.0 million, after deducting underwriting discounts and other offering expenses. Approximately $41.2 million of the net proceeds was used to repay outstanding debt under the Company's credit agreement and approximately $11.8 million was used to redeem 692,047 shares of common stock held by the Company's largest shareholder.

     In connection with and immediately prior to the consummation of the IPO, each share of Class A common stock was converted into one share of common stock , each share of Class B common stock was converted into approximately 1.3 shares of common stock, and the Company's Board of Directors approved a 2.5
for 1 common stock split.   The Company's 1995 consolidated financial
statements have been restated for this recapitalization. The authorized capital stock of the Company now consists of 20,000, 000 shares of common stock, par value $.01 per share and 5,000,000 shares of preferred stock, par value $0.01 per share.

     In connection with the acquisition described above, Lason entered into a Credit Agreement dated January 17, 1995 with certain shareholders who were also shareholders in the Predecessor, pursuant to which Lason loaned the shareholders $1.3 million which was used to pay their tax liability resulting from the sale of the assets of the Predecessor. In conjunction with the completion of the IPO in 1996, 50 percent of the then outstanding amounts of the shareholder loans were forgiven by the Company and charged to retained earnings. At the same time, the remaining 50 percent of shareholder loans outstanding were repaid to the Company, along with the related accrued interest to the date of settlement.


6. LONG-TERM DEBT

     On January 17, 1995, Lason entered into a credit agreement with a bank which included a $10 million revolving line of credit and a $15 million term loan. Interest on amounts outstanding under the agreement is calculated using rates determined at the time of borrowing. The Company chooses the applicable interest rate on each borrowing. Borrowings on the revolving line of credit bear interest at either the bank's prime rate plus .75 percent or LIBOR plus
2.25 percent. Borrowings on the term loan are collateralized by substantially all of Lason's assets and bear interest at either the bank's prime rate plus
1.0 percent or LIBOR plus 2.50 percent. Interest payment due dates vary depending on the rate chosen. Revolving credit availability is based on 85 percent of eligible accounts receivable.

     In July 1996, the credit agreement was amended to include an additional $10 million acquisition credit facility, expiring on the earlier of June 30, 2001 or an initial public offering by the Company. In addition, in August 1996, Lason amended the credit agreement to provide for up to an additional $8.5 million of interim loans, payable upon the earlier of March 31, 1997 or an initial public offering by the Company. In August 1996, Lason also amended the credit agreement to increase the existing $10 million revolving credit facility to $13 million.

     Long-term debt outstanding consisted of the following (in thousands):


                                                   December 31,
                                                ------------------
                                                 1996        1995
                                                ------     -------
             Revolving line of credit due 2001  $4,101     $ 7,277
             Term bank loan due 2001              -         13,500
             Less: current portion                -         (2,000)

                                                ------     -------
             Total long-term debt               $4,101     $18,777
                                                ======     =======


     The loan agreement contains covenants which, among other things, restricts the acquisition and disposal of assets, payment of dividends and incurrence of liabilities and sets minimum requirements for free cash flow and certain
financial ratios.   As of December 31, 1996, the loan agreement prohibits Lason from advancing funds or paying dividends to the Company.

     As of December 31, 1996, Lason was in violation of miscellaneous non-financial covenants. On February 27, 1997, Lason obtained waivers of such covenant violations.

     On February 20, 1997, Lason's Credit Agreement was amended and restated to provide revolving credit loans in the initial amount of $40 million , which may be increased to $60 million at Lason's request , and after payment of a commitment fee and Bank review and approval. The increased borrowing capacity will be used to finance additional acquisitions of businesses, working capital,
capital expenditures and for other corporate purposes.    Borrowings, if any,
under the Credit Agreement will be collaeralized by substantially all of Lason's assets. Lason will not be required to make principal payments prior to 2001, the term of the loan. Interest on amounts outstanding will be calculated based on interest rates determined at the time of borrowing. Borrowings will bear interest at rates ranging from a base percentage rate plus a maximum of 1.25% to LIBOR plus a maximum of 2.25%, depending on the Company's leverage ratio. The Credit Agreement contains restrictions on the acquisition of stock or assets, disposal of assets, incurrence of other liabilities, minimum requirements for cash flow and certain financial ratios.


7. INCOME TAXES

     The Company and its qualifying subsidiaries file a consolidated Federal income tax return. The Federal income tax provision is computed on the consolidated taxable income of the Company and those subsidiaries.


     The components of the income tax provision are as follows (in thousands):


                                           Year Ended December 31,
                                         ---------------------------
                                           1996         1995
                                         -------       ------

             Current provision            $  984       $  358
             Deferred provision            1,119          781
                                         -------       ------
             Total income tax provision   $2,103       $1,139
                                         =======       ======

     Deferred income taxes represent the net tax effects of temporary differences between the carrying value amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax return purposes. Significant components of the Company's deferred Federal income tax assets and liabilities are as follows (in thousands):



                                                    December 31,
                                                 -------------------
                                                  1996         1995
                                                 ------       ------
 Deferred tax assets related to:

   Goodwill                                      $2,624      $2,745
   Depreciation                                      63         146
   Compensatory stock option expense                435         111
   Allowance for doubtful accounts                   54          27
   Covenant-not-to-compete amortization              30           9
                                                 ------      ------
   Total deferred tax assets                     $3,206      $3,038
                                                 ======      ======

Deferred tax liabilities related to:             $  795      $  423
    Supplies                                        787         259
    Prepaid expenses                                486         194
    Goodwill                                         96           -
    Other                                        ------      ------
                                                 $2,164      $  876
    Total deferred tax liabilities               ======      ======


     The difference between the Company's statutory Federal income tax rate and its effective Federal income tax rate of 35.6 percent and 36.1 percent for the years ended December 31, 1996 and 1995, respectively, results primarily from travel and entertainment expenses and certain goodwill amortization that is not deductible for Federal income tax purposes.

     The Predecessor elected to be taxed as an S-Corporation and, as such, did not pay corporate income tax. Therefore, no Federal income tax has been recorded in the consolidated statement of income for the year ended December 31, 1994.


8. STOCK OPTION PLAN

     SFAS No. 123 "Accounting for Stock Based Compensation" was issued in October 1995 and was effective for fiscal years beginning after December 15, 1995. That standard requires significantly more disclosure regarding employee stock options and encourages companies to recognize compensation expense for stock-based awards based on the fair value of such awards on the date of grant. Alternatively, companies may continue to account for such transactions under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", provided that disclosures are made regarding the net income and earnings per share impact as if the value recognition and measurement criteria of SFAS No. 123 had been adopted. The Company has elected to continue to account for employee stock options under APB No. 25.

     The Company's 1995 stock option plan was adopted by the Board of Directors and approved by the Company's shareholders in January 1995. A committee composed of non-employee members of the Board of Directors selects certain key employees to be participants in the Plan. Under the Plan, the Company may grant up to 1,000,000 shares of common stock.

     For certain options granted during 1996 and 1995, the exercise price was less than the fair value of the Company's stock on the date of grant and, accordingly, compensation expense is recognized over the vesting period for such difference. For certain other options granted in 1996, the exercise price equaled the market price on the date of grant and, therefore, no compensation expenses was recognized. Options generally vest over a period which ranges from 3 to 5 years from the date of grant and each option's maximum term is generally 7 years from the grant date.

     The provisions of certain stock option agreements provided for immediate vesting of those options on the effective date of the IPO. Accordingly, the Company recorded a non-cash expense of $653,000 during the fourth quarter of 1996 to record the compensation associated with the immediate vesting of those
stock options.   Total compensation expense recorded for the years ended
December 31, 1996 and 1995 was approximately $936,000 and $308,000, respectively.

     Had compensation expense for the Company's stock option plan been determined based on the fair value at the grant dates for awards, consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts as follows (in thousands):


                                           --------------------------
                                               1996        1995
                                           ------------  ------------

          Net income          As reported      $3,731     $2,014
                              Pro forma         3,582      1,957

          Earnings per share  As reported      $ 0.55     $ 0.33
                              Pro forma          0.53       0.32


     For purposes of computing the pro forma amounts above, the fair value of each option granted was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: dividend yield of 0.0 percent in both years; expected volatility of 74 percent in both years; risk free interest rates of 5.98 percent and 6.39; and expected lives of 4.02 years and 2.43 years.

     A summary of the status of the Company's stock option plan is as follows for each of the years ended December 31:



                                             1996                                 1995
                               --------------------------------        -----------------------------
                                               Weighted-Average                     Weighted-Average
                                  Shares       Exercise  Price          Shares      Exercise  Price
                               --------------------------------        -----------------------------
Outstanding at beginning year    419,326          $ 0.40                   -             $ -
Granted:
        Price = Fair Value       210,500           16.75                   -               -
        Price < Fair Value       166,250            2.40                419,323           0.40
Exercised                        (23,788)           0.40                   -               -
Canceled                         (17,045)           0.40                   -
                                 -------                                -------
Outstanding at end of year       755,243            5.33                419,326           0.40
                                 =======                                =======

Options exercisable at year-end  388,765                                 56,818
Weighted-average fair value
        of options granted
        during the year          $8.95                                    $2.51

     The following table summarizes information about stock options outstanding as of December 31, 1996:


                                       Options Outstanding                                       Options Exerciseable
                        -----------------------------------------------------            -----------------------------------
                          Number       Weighted-Average                                   Number
Range of                Outstanding       Remaining          Weighted-Average            Exerciseable       Weighted-Average
Exercise Prices         At 12/31/96    Contractual Life      Exercise Price              At 12/31/96        Exercise Price
---------------         -----------    ----------------      ----------------            -----------        ----------------
$0.40 - $ 3.19           436,993             5.73              $ 0.40                      376,765             $0.40
 3.20 -  16.74           107,750             6.36                3.20                       12,000              3.20
16.75 -  16.75           210,500             6.96               16.75
                         -------             ----              ------                      -------             -----
                         755,243             6.16              $ 5.33                      388,765             $0.56
                         =======             ====              ======                      =======             =====

9. EMPLOYEE BENEFIT PLAN

     The Company has a 401(k) profit-sharing plan and trust (the "Plan").
Each employee who is 21 years of age or older who has worked for the Company for twelve months and performed 1,000 hours of service or, has an adjusted service date with the equivalent or greater term of service, is eligible to participate in the Plan. Eligible participants may contribute not less than 2 percent and up to 15 percent of their pretax compensation to the Plan. The Plan is contributory and the Company at its discretion, can match up to 33 percent of eligible participant contributions not to exceed 9 percent of the participant's earnings. The Company's match contribution for the years ended December 31, 1996, 1995 and 1994 totaled approximately $201,000, $172,000 and $156,000, respectively.


10. LEASE COMMITMENTS

     The Company has various operating lease agreements related primarily to equipment and buildings. As of December 31, 1996, future minimum rental payments required under noncancelable operating leases with initial or remaining lease terms in excess of one year are as follows (in thousands):


                                 1997   $ 2,877
                                 1998     2,797
                                 2000     1,974
                                 2001     1,422
                                        -------
                                 Total  $11,687
                                        =======


     In addition, the Company has a number of equipment leases that are on a month-to-month basis.

     Total rent expense for the years ended December 31, 1996, 1995 and 1994 was approximately $6.4 million, $5.2 million and $4.5 million, respectively.


11. RELATED PARTY TRANSACTIONS

     The Company purchases printing services from a company owned by the wife of the former president and one of the principal shareholders of the Company. For the years ended December 31, 1996, 1995 and 1994, the Company paid approximately $1.4 million, $981,000 and $726,000, respectively, for such printing services. As of December 31, 1996 and 1995, $114,389 and $204,000 was due to that company, respectively, for printing services, and is included in accounts payable in the consolidated balance sheet.

     The Company leases property and a building from a general partnership in which the Company's Chairman is the managing partner. Another principal shareholder of the Company owns 33.33 percent of such partnership and is one of its partners. For each of the three years ended December 31, 1996, the Company paid $191,100 in rent to that partnership.

     The Company leases certain equipment from a company in which the Company's Chairman is a 50 percent owner and its president. For the years ended December 31, 1996, 1995 and 1994, the Company paid $184,390, $57,100 and $30,100, respectively, in rent for such operating leases.

     The Company contracts temporary employment services from a company which is owned by the wife of a senior member of management. The Company paid $735,670 and $2,905 for the years ended December 31, 1996 and 1995, respectively, for such services. No amounts were paid to such company for the year ended December 31, 1994.

     The Company believes that all the above transactions were on terms that were reasonable and competitive. Additional transactions of the nature described may take place in the ordinary course of business in the future.


12. COMMITMENTS AND CONTINGENCIES

     Various claims have been made against the Company in the normal course of business. Management believes that none of these legal proceedings will have a material adverse effect on the Company's business, financial condition or results of operations.


13. SUBSEQUENT EVENTS

     In January, 1997, Lason acquired 100 percent of the outstanding common stock of Churchill Communications Corporation and 100 percent of the outstanding common stock of Alpha Imaging, Inc. and Alpha Micro Graphics Supply, Inc. (affiliated companies). In March, 1997, Lason acquired 100 percent of the outstanding common stock of Automated Enterprises Inc. and 100 percent of the outstanding common stock of Premier Copy Group, Inc. The aggregate purchase price excluding liabilities assumed, was approximately $19.9 million of which approximately $17.5 million was funded by bank borrowings and approximately $2.4 million through the issuance of shares of the Company's common stock.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Lason, Inc.

We have audited the accompanying consolidated balanced sheets of Lason, Inc. (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1996. We have also audited the accompanying statements of income, stockholders' equity and cash flows of Lason Systems, Inc. (the "Predecessor") for the year ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lason, Inc. as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Coopers & Lybrand L.L.P.

Detroit, Michigan
March 26, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS

Our report on the consolidated financial statements of Lason, Inc. is included on page F-16 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule included on pages S-1 through S-3 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

Coopers & Lybrand L.L.P.

Detroit, Michigan
March 26, 1997

                                                                      SCHEDULE I

                                  Lason, Inc.
                 Condensed Financial Information of Registrant
                                 Balance Sheets
                                 (In thousands)


                                                                                  DECEMBER 31,
                                                                              --------------------
                                                                               1996          1995
                                                                              ------        ------
ASSETS
Investment in subsidiaries                                                  $ 57,859      $ 12,914
Deferred tax asset                                                               433           105
                                                                            --------      --------
   Total assets                                                             $ 58,292      $ 13,019
                                                                            ========      ========
LIABILITIES
   Total liabilities                                                             -             -

STOCKHOLDERS' EQUITY
Common stock                                                                $     86      $     57
Additional paid in capital                                                    53,272        11,151
Retained earnings                                                              4,934         1,811
                                                                            --------      --------
   Total stockholders' equity                                                 58,292        13,019

   Total liabilities and stockholders' equity                               $ 58,292      $ 13,019
                                                                            ========      ========


                                                                     SCHEDULE I
                                  Lason, Inc.
                 Condensed Financial Information of Registrant
                               Income Statements
                                 (In thousands)



                                                                YEAR ENDED
                                                                DECEMBER 31,
                                                              -----------------
                                                               1996       1995
                                                              ------     ------
REVENUE                                                      $     -    $     -

OPERATING EXPENSES
Compensatory stock option expense                                936        308
                                                             -------    -------
Operating loss                                                  (936)      (308)
Equity in net income of subsidiaries                           3,731      2,014
                                                             -------    -------
Income before income taxes                                     2,795      1,706
Income tax benefit                                              (328)      (105)
                                                             -------    -------
   NET INCOME                                                $ 3,123    $ 1,811
                                                             =======    =======

                                                                      SCHEDULE I

                                  Lason, Inc.
                 Condensed Financial Information of Registrant
                            Statements of Cash Flows
                                 (In Thousands)




                                                                               YEAR ENDED
                                                                               DECEMBER 31,
                                                                          --------------------
                                                                           1996          1995
                                                                          ------        ------
NET CASH USED IN OPERATING ACTIVITIES                                  $       -     $      -

CASH FLOWS FROM INVESTING ACTIVITIES
INVESTMENT IN SUBSIDIARY                                                 (41,236)     (10,900)
                                                                       ---------     ---------
Net cash used in investing activities                                    (41,236)      (10,900)
                                                                       ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares of common stock                                        53,001        10,900
Redemption of shares of common stock                                     (11,765)         -

                                                                       ---------     ---------
Net cash provided by financing activities                                 41,236        10,900
                                                                       ---------     ---------
Change in cash                                                              -              -
Cash at beginning of year                                                   -              -
Cash at end of year                                                    $    -        $     -
                                                                       =========     =========

                                   SIGNATURES

        Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Lason, Inc.




                                By: William J. Rauwerdink
                                   -----------------------------
                                   William J. Rauwerdink
                                   Executive Vice President and
                                   Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated:

        Signature                                  Title                                        Date
        ---------                                  -----                                        ----
Robert A. Yanover*                         Chairman of the Board                           March 28, 1997
----------------------------------
Robert A. Yanover

Gary L. Monroe*                            Chief Executive Officer (principal
----------------------------------         executive officer) and Director                 March 28, 1997
Gary L. Monroe*

Allen J. Nesbitt*                          President and Director                          March 28, 1997
----------------------------------

/s/ William J. Rauwerdink*                 Executive Vice President, Chief Financial
----------------------------------         Officer, Treasurer and Secretary
William J. Rauwerdink*                     (principal financial and accounting officer)    March 28, 1997

Fariborz Ghadar*                           Director                                        March 28, 1997
----------------------------------

Donald M. Gleklen*                         Director                                        March 28, 1997
----------------------------------
Donald M. Gleklen

Joseph P. Nolan*
----------------------------------         Director                                        March 28, 1997
Joseph R. Nolan

Bruce V. Rauner*                           Director                                        March 28, 1997
----------------------------------
Bruce V. Rauner


*By:   /s/  William J. Rauwerdink
    ---------------------------------------------
      William J. Rauwerdink, Attornery-in-Fact

                                 EXHIBIT INDEX



EXHIBIT
  NO.        DESCRIPTION
-------      -----------

10.40       Employee Stock Option Agreement by and between the Company and Mr.
            Monroe dated December 17, 1996.

10.41       Employee Stock Option Agreement by and between the Company and Mr.
            Ghadar dated January 15, 1997.

10.42       Amended and Restated Loan Agreement dated February 20, 1997, between
            Lason Systems, Inc., First Union National Bank of North Carolina, as lender and as agent and each other lender party thereto, including, Revolving Credit Note and Swingline Note.

10.43 Amended and Restated Security Agreement dated February 20, 1997 by and among Lason Systems, Inc., First Union National Bank of North
            Carolina, as lender and as agent for the Lenders.

10.44 Amended and Restated Guaranty Agreement dated February 20, 1997 given by the Company and extended to First Union National Bank of North Carolina, as agent for the Lenders, and the Lenders for the benefit of Lason Systems.

10.45       Amended and Restated Guarantor Pledge Agreement dated February 20,
            1997 made by the Company for the benefit of First Union National
            Bank of North Carolina, as agent for the Lenders.

11.1        Statement regarding computation of per share earnings.

13.1 1996 Annual Report to Stockholders (only with respect to those parts which are expressly incorporated by reference in this filing; the other parts are not deemed files as part of this filing).

21.1        Subsidiaries of the Company.

23.1        Consent of Coopers & Lybrand L.L.P.

27.1        Financial Data Schedule.
