Form 10-K/A
period 1996-12-31
LASON INC
filed 1997-04-03
CIK 1020616

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10K/A


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

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Notice of 1997 Annual Meeting of Shareholders and Proxy Statement (Part III)

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


     The financial statements and supplemental finanical information included in this report are set forth on the Index to Financial Statements and Financial Statement Schedules included in this report.

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

                                 Lason, Inc.
                         Consolidated Balance Sheets
                      (In thousands, except for shares)

                                                                                              December 31,
                                                                                     ------------------------------
                                                                                         1996             1995
                                                                                     -------------    -------------
ASSETS
Cash                                                                                 $          79    $         103
Accounts receivable (net)                                                                   24,546           11,090
Supplies                                                                                     2,273            1,245
Prepaid expenses and other                                                                   4,213            2,021
                                                                                     -------------    -------------
     Total current assets                                                                   31,111           14,459

Computer equipment and software                                                              2,735            1,430
Production and office equipment                                                              5,416            1,237
Leasehold improvements                                                                       1,010              695
Other                                                                                          644              124
                                                                                     -------------    -------------
                                                                                             9,805            3,486
     Less: Accumulated depreciation                                                         (2,184)            (978)
                                                                                     -------------    -------------
     Net property and equipment                                                              7,621            2,508
Deferred income taxes                                                                        2,571            2,817
Goodwill (net of accumulated amortization of $1,482 and $572 at
     December 31, 1996 and 1995, respectively)                                              35,911           16,848
Other intangibles (net of accumulated amortization of $274 and $105 at
     December 31, 1996 and 1995, respectively)                                               1,332              677
                                                                                     -------------    -------------

     TOTAL ASSETS                                                                    $      78,546    $      37,309
                                                                                     =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses                                                                     $       4,199    $       3,004
Current portion of long-term debt                                                           -                 2,000
Accounts payable                                                                             4,751            2,744
Customer deposits                                                                            3,706              914
Deferred income taxes                                                                        1,529              656
                                                                                     -------------    -------------
     Total current liabilities                                                              14,185            9,318
Long-term debt, less current portion                                                        -                11,500
Revolving credit line borrowings                                                             4,101            7,277
Minority interests                                                                             257           -
Other liabilities                                                                            1,937           -
                                                                                     -------------    -------------
     TOTAL LIABILITIES AND MINORITY INTERESTS                                               20,480           28,095
                                                                                     -------------    -------------

Common stock with a put option                                                               1,060           -

STOCKHOLDERS' EQUITY
Common Stock, $.01 par value; 20,000,000 shares authorized,
     8,610,246 and 5,692,040 shares issued and outstanding at
        December 31, 1996 and 1995, respectively                                                86               57
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued and outstanding at December 31, 1996;
        1,000,000 shares authorized, none issued and outstanding
        at December 31, 1995                                                                -                -
Additional paid-in capital                                                                  51,912            8,443
Loans to stockholders                                                                       -                (1,256)
Retained earnings                                                                            5,008            1,970
                                                                                     -------------    -------------
     TOTAL STOCKHOLDERS' EQUITY                                                             57,006            9,214
                                                                                     -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $      78,546    $      37,309
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

                                  Lason, Inc.
                Consolidated Statements of Stockholders' Equity
              For the Years Ended December 31, 1996, 1995 and 1994
                       (In thousands except for shares)


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

     The aggregate purchase price and its allocation to the historical assets and liabilities of the Company as of January 17, 1995 were as follows:



Cost to acquire net assets of the Predecessor                       $31,445
Adjustment to value continuing shareholders' interest at
  predecessor basis                                                  (8,652)
                                                                    -------
                                                                    $22,793
                                                                    =======
Allocation of purchase price:
Net assets acquired                                                 $ 5,968
Goodwill                                                             16,825
                                                                    -------
Total purchase price allocated                                      $22,793

                                                                    =======

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


     In connection with the acquisition described in Note 1, Lason entered into a Credit Agreement dated January 17, 1995 with certain shareholders who were also shareholders in the Predecessor, pursuant to which Lason loaned the shareholders $1.3 million which was used to pay their tax liability resulting from the sale of the assets of the Predecessor. In conjunction with the completion of the IPO in 1996, 50 percent of the then outstanding amounts of the shareholder loans were forgiven by the Company and charged to retained earnings. At the same time, the remaining 50 percent of shareholder loans outstanding were repaid to the Company, along with the related accrued interest to the date of settlement.



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

     A summary of the status of the Company's stock option plan is as follows for each of the years ended December 31:



                                             1996                                 1995
                               --------------------------------        -----------------------------
                                               Weighted-Average                     Weighted-Average
                                  Shares       Exercise  Price          Shares      Exercise  Price
                               --------------------------------        -----------------------------
Outstanding at beginning year    419,326          $ 0.40                   -             $ -
Granted:
        Price = Fair Value       210,500           16.75                   -               -
        Price < Fair Value       166,250            2.40                419,326           0.40
Exercised                        (23,788)           0.40                   -               -
Canceled                         (17,045)           0.40                   -
                                 -------                                -------
Outstanding at end of year       755,243            5.33                419,326           0.40
                                 =======                                =======

Options exercisable at year-end  388,765                                 56,818
Weighted-average fair value
        of options granted
        during the year          $8.95                                    $2.51

     The following table summarizes information about stock options outstanding as of December 31, 1996:


                                       Options Outstanding                                       Options Exerciseable
                        -----------------------------------------------------            -----------------------------------
                          Number       Weighted-Average                                   Number
Range of                Outstanding       Remaining          Weighted-Average            Exerciseable       Weighted-Average
Exercise Prices         At 12/31/96    Contractual Life      Exercise Price              At 12/31/96        Exercise Price
---------------         -----------    ----------------      ----------------            -----------        ----------------
$0.40 - $ 3.19           436,993             5.73              $ 0.40                      376,765             $0.40
 3.20 -  16.74           107,750             6.36                3.20                       12,000              3.20
16.75 -  16.75           210,500             6.96               16.75
                         -------             ----              ------                      -------             -----
                         755,243             6.16              $ 5.33                      388,765             $0.56
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


10. LEASE COMMITMENTS

     The Company has various operating lease agreements related primarily to equipment and buildings. As of December 31, 1996, future minimum rental payments required under noncancelable operating leases with initial or remaining lease terms in excess of one year are as follows (in thousands):



                                 1997   $ 2,877
                                 1998     2,797
                                 1999     2,617
                                 2000     1,974
                                 2001     1,422
                                        -------
                                 Total  $11,687
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
                                                                       =========     =========

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                Lason, Inc.




                                By: William J. Rauwerdink
                                   -----------------------------
                                   William J. Rauwerdink
                                   Executive Vice President and
                                   Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated:


        Signature                                  Title                                        Date
        ---------                                  -----                                        ----
Robert A. Yanover*                         Chairman of the Board                           April 3, 1997
----------------------------------
Robert A. Yanover

Gary L. Monroe*                            Chief Executive Officer (principal
----------------------------------         executive officer) and Director                 April 3, 1997
Gary L. Monroe*

Allen J. Nesbitt*                          President and Director                          April 3, 1997
----------------------------------
Allen J. Nesbitt

/s/ William J. Rauwerdink*                 Executive Vice President, Chief Financial
----------------------------------         Officer, Treasurer and Secretary
William J. Rauwerdink*                     (principal financial and accounting officer)    April 3, 1997

Fariborz Ghadar*                           Director                                        Apirl 3, 1997
----------------------------------
Fariborz Ghadar

Donald M. Gleklen*                         Director                                        April 3, 1997
----------------------------------
Donald M. Gleklen

Joseph P. Nolan*
----------------------------------         Director                                        April 3, 1997
Joseph R. Nolan

Bruce V. Rauner*                           Director                                        April 3, 1997
----------------------------------
Bruce V. Rauner


*By:   /s/  William J. Rauwerdink
    ---------------------------------------------
      William J. Rauwerdink, Attornery-in-Fact