Form 10-Q
period 1997-03-31
LASON INC
filed 1997-05-15
CIK 1020616

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

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

                           Telephone: (248) 597-5800
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of May 12, 1997 8,864,192 shares of Common Stock, $.01 par value were outstanding.

================================================================================

                               TABLE OF CONTENTS

                         PART I. FINANCIAL INFORMATION

                                                                PAGE NO.
                                                                --------
ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of March 31, 1997
  (Unaudited) and
  December 31, 1996.........................................        2

Condensed Consolidated Statements of Income (Unaudited),
  Three Months Ended
  March 31, 1997 and 1996...................................        3

Condensed Consolidated Statements of Cash Flows (Unaudited),
  Three Months Ended
  March 31, 1997 and 1996...................................        4

Notes to Condensed Consolidated Financial Statements
  (Unaudited)...............................................        5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS
        OF OPERATIONS.......................................        8

                       PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION...................................       11

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................       11

SIGNATURES..................................................       12

                                  LASON, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT FOR SHARES)

                                                               MARCH 31,    DECEMBER 31,
                                                                 1997           1996
                                                               ---------    ------------
                                                              (UNAUDITED)
ASSETS
Cash........................................................   $  2,789       $    79
Accounts receivable.........................................     25,740        24,546
Supplies....................................................      2,303         2,273
Prepaid expenses and other..................................      2,124         4,213
                                                               --------       -------
  Total current assets......................................     32,956        31,111
Property, plant and equipment (net).........................     10,200         7,621
Deferred income taxes.......................................      2,405         2,571
Intangible assets (net).....................................     55,027        37,243
                                                               --------       -------
  TOTAL ASSETS..............................................   $100,588       $78,546
                                                               ========       =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Deferred income taxes.......................................   $  1,045       $ 1,529
Accrued expenses............................................      4,175         4,199
Other current liabilities...................................      7,482         8,457
                                                               --------       -------
  Total current liabilities.................................     13,464        14,185
Revolving credit line borrowings............................     22,500         4,101
Minority interests..........................................        292           257
Other liabilities...........................................      2,642         1,937
                                                               --------       -------
  TOTAL LIABILITIES AND MINORITY INTERESTS..................     38,898        20,480
                                                               --------       -------
Common stock with a put option..............................      1,060         1,060
STOCKHOLDERS' EQUITY
Common Stock, $.01 par value; 20,000,000 shares authorized,
  8,842,488 and 8,610,246 shares issued and outstanding at
  March 31, 1997 and December 31, 1996, respectively........         88            86
Preferred stock, $.01 par value, 5,000,000 shares
  authorized, none issued and outstanding at March 31, 1997
  and December 31, 1996.....................................         --            --
Additional paid-in capital..................................     54,403        51,912
Retained earnings...........................................      6,901         5,008
                                                               --------       -------
  TOTAL STOCKHOLDERS' EQUITY................................     61,392        57,006
                                                               --------       -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................   $100,588       $78,546
                                                               ========       =======

   The accompanying Notes are an integral part of the condensed consolidated financial statements.

                                  LASON, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                ---------------------
                                                                 1997          1996
                                                                 ----          ----
                                                                     (UNAUDITED)
Revenues, net of postage....................................    $26,236       $13,005
Cost of revenues............................................     18,147         8,659
                                                                -------       -------
  Gross profit..............................................      8,089         4,346
Selling, general and administrative expenses................      4,315         2,497
Compensatory stock option expense...........................         54            74
Amortization of intangibles.................................        480           182
                                                                -------       -------
  Income from operations....................................      3,240         1,593
Interest expense............................................        266           412
                                                                -------       -------
  Income before income taxes and minority interest in net
     income of subsidiaries.................................      2,974         1,181
Provision for income taxes..................................      1,047           414
                                                                -------       -------
  Income before minority interest in net income of
     subsidiaries...........................................      1,927           767
Minority interest in net income of subsidiaries.............         34            --
                                                                -------       -------
  Net Income................................................    $ 1,893       $   767
                                                                =======       =======
Primary and fully diluted earnings per share................    $  0.21       $  0.12
                                                                =======       =======

   The accompanying Notes are an integral part of the condensed consolidated financial statements.

                                  LASON, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                1997           1996
                                                                ----           ----
                                                                    (UNAUDITED)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES.......  $  3,079       $   (239)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for net assets of acquired businesses, net of cash
  acquired..................................................   (16,683)            --
Proceeds from sales of fixed assets.........................       122             40
Purchase of fixed assets....................................    (2,253)          (667)
                                                              --------       --------
  Net cash used in investing activities.....................   (18,814)          (627)
                                                              --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving line of credit......................    41,843         13,382
Repayments on revolving line of credit......................   (23,444)       (11,871)
Principal payments on long-term debt........................        --           (500)
Proceeds from exercise of employee stock options............        46             --
                                                              --------       --------
  Net cash provided by financing activities.................    18,445          1,011
                                                              --------       --------
Net increase in cash........................................     2,710            145
Cash at beginning of period.................................        79            103
                                                              --------       --------
Cash at end of period.......................................  $  2,789       $    248
                                                              ========       ========

   The accompanying Notes are an integral part of the condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Lason, Inc. (together with its subsidiaries, the "Company") have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, such interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.

     In the opinion of management, all necessary adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

     For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission on March 31, 1997.

     Certain reclassifications have been made to the consolidated financial statements for 1996 to conform to the 1997 presentation.

NOTE 2. RECENTLY ISSUED ACCOUNTING STANDARD

     Statement of Financial Accounting Standards No. 128 "Earnings Per Share" was issued in March 1997. This Statement establishes standards for computing and presenting earnings per share ("EPS") and supersedes Accounting Principles Board Opinion No. 15 and its related interpretations. The Statement replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution whereas diluted EPS will include the potential dilution that could occur if securities or other contracts to issue shares of common stock were exercised or converted into shares of common stock.

     The Statement is effective for financial statements issued for periods ending after December 31, 1997. Earlier application is not permitted. The Statement requires restatement of all prior period EPS data presented. The adoption of this standard is not expected to have a material impact on the Company's reported EPS.

NOTE 3. ACQUISITIONS

     In January 1997, Lason Systems, Inc. ("Lason"), a wholly-owned subsidiary of the Company, acquired all of the outstanding common stock of Churchill Communications Corporation ("Churchill") for $7.5 million in cash and 72,499 shares of the Company's common stock valued at approximately $1.5 million. The shares of common stock are subject to an eighteen month lock-up agreement which restricts the owner's ability to sell such shares. The Company has agreed to register the shares of common stock subsequent to the lock-up period. The purchase price is subject to a possible adjustment based on Churchill's net worth as of January 31, 1997. The purchase price contingency, if any, will be recorded as an adjustment to the purchase price when the contingency is resolved.

     In February 1997, Lason Systems, Inc., Southeast, a wholly-owned subsidiary of Lason, acquired all of the outstanding common stock of Alpha Imaging, Inc. and Alpha Micro Graphics Supply, Inc. (affiliated companies and together "Alpha") for $2.1 million in cash and 11,517 shares of the Company's common stock valued at approximately $237,000. The shares of common stock are subject to a twelve month lock-up agreement which restricts the owner's ability to sell such shares. The Company has agreed to register the

                                  (UNAUDITED)

shares of common stock subsequent to the lock-up period. In conjunction with the acquisition, Alpha was merged with Lason Systems, Inc., Southeast.

     In March 1997, Lason acquired all of the outstanding common stock of Premier Copy Group, Inc. ("Premier") for $2.7 million in cash and forgiveness of a note receivable of approximately $55,500. The purchase price is subject to possible adjustment (i) based on Premier's net worth as of March 31, 1997, and
(ii) based on satisfactory performance of certain activities set forth in employment agreements. In connection therewith, a portion of the purchase price is held in escrow to be released no later than September 30, 1997. The purchase price contingency, if any, will be recorded as an adjustment to the purchase price when the contingency is resolved.

     In March 1997, Lason also acquired all of the outstanding common stock of Automated Enterprises, Inc. ("AEI") for $5.9 million in cash and 31,008 shares of the Company's common stock valued at approximately $655,000. The shares of common stock are subject to an eighteen month lock-up agreement which restricts the owner's ability to sell such shares. The Company has agreed to register the shares of common stock subsequent to the lock-up period. The purchase price is subject to possible adjustment based on AEI's net worth as of March 31, 1997. The stock purchase agreement also provides for an additional payment to the selling shareholder if AEI's financial performance for the years ending December 31, 1997 and December 31, 1998 exceeds a specified target. The additional payment, if any, would be paid both in cash and shares of the Company's common stock. In the event of a change of control or the termination of the employment of the selling shareholder other than for cause, the selling shareholder can require the Company to pay $1.6 million in cash in full payment of the Company's additional payment obligation. Purchase price contingencies, if any, will be recorded as adjustments to the purchase price when the contingencies are resolved.

     The aggregate purchase price for the acquisitions completed during the first quarter of 1997, excluding liabilities assumed, was approximately $20.6 million. The purchase price was allocated to the assets acquired and liabilities assumed based on the related fair values at the date of acquisition. The excess of the aggregate purchase price over the fair values of assets acquired and liabilities assumed has been allocated to goodwill and is being amortized on a straight-line method over 30 years.

     In conjunction with these acquisitions, liabilities assumed and other non-cash consideration was as follows:

Fair value of assets acquired...............................    $  4,002
Goodwill....................................................      17,756
Net cash paid in consideration for companies acquired.......     (16,683)
Stock issued in consideration for companies acquired........      (2,392)
Deferred purchase price.....................................        (200)
                                                                --------
Liabilities assumed.........................................    $  2,483
                                                                ========

     The following table summarizes pro forma unaudited results of operations as if each of the acquisitions completed during the first quarter of 1997 had occurred at the beginning of the periods presented:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                             ---------------------
                                                              1997          1996
                                                              ----          ----
Revenues.................................................    $27,478       $16,524
Income before income taxes...............................      2,936         1,286
Net income...............................................      1,868           822
Primary and fully diluted earnings per share.............    $  0.21       $  0.13

     In May 1997, Lason acquired all of the outstanding common stock of Corporate Copies, Inc. for approximately $1.6 million in cash which was funded by bank borrowings.

                                  (UNAUDITED)

NOTE 4. LONG-TERM DEBT

     On January 17, 1995 Lason and a bank entered into a Credit Agreement, pursuant to which the bank provided for an aggregate of $15 million of term loans payable in 26 quarterly installments ending June 30, 2001 and a $10 million revolving credit facility, subject to a borrowing base limitation, expiring on June 30, 2001. In July 1996, the Credit Agreement was amended to include an additional $10 million acquisition credit facility, expiring on the earlier of June 30, 2001 or an initial public offering by the Company. In addition, in August 1996, the Credit Agreement was amended to provide for up to an additional $8.5 million of interim term loans, payable on the earlier of March 31, 1997 or an initial public offering by the Company. As of December 31, 1996, there was approximately $4.1 million outstanding under the Credit Agreement.

     In February 1997, Lason amended and restated its Credit Agreement to provide revolving credit loans in the initial amount of $40 million , which may be increased to $60 million at Lason's request, and after payment of a commitment fee and bank review and approval. The increased borrowing capacity will be used to finance additional acquisitions of businesses, working capital, capital expenditures and for other corporate purposes. Borrowings under the Credit Agreement are collateralized by substantially all of Lason's assets. Lason is not required to make principal payments prior to 2001, the term of the loan. Interest on amounts outstanding is calculated based on interest rates determined at the time of borrowing. Borrowings bear interest at rates ranging from a base percentage rate plus a maximum of 1.25% ( a weighted average rate of 9.75% as of March 31, 1997) to LIBOR plus a maximum of 2.25% (a weighted average rate of 7.94% as of March 31, 1997), depending on the Company's leverage ratio. The Credit Agreement contains restrictions on the acquisition of stock or assets, disposal of assets, incurrence of other liabilities, minimum requirements for cash flow and certain financial ratios.

     During the first quarter of 1997, Lason borrowed approximately $17.8 million under the credit agreement to fund the acquisitions of businesses. As of March 31, 1997, there was approximately $22.5 million outstanding under the Credit Agreement.

NOTE 5. EARNINGS PER SHARE

     For purposes of computing earnings per share, common stock equivalents include outstanding stock options. Earnings per share is based on the weighted average number of common shares and common share equivalents outstanding, retroactively adjusted for the effect of a 2.5 for 1 common stock split effective October 15, 1996.

     The weighted average common shares and common share equivalents outstanding for the three months ended March 31, 1996, include as outstanding 692,047 shares of common stock which would have been sold at an initial offering price of $17.00 per share to fund the redemption of shares of common stock owned by the Company's largest shareholder. The shares of common stock were redeemed on October 15, 1996 in connection with the Company's initial public offering of common stock.

     The weighted average common shares and common share equivalents outstanding were 9,062,201 and 6,187,600 for the three months ended March 31, 1997 and 1996, respectively.

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

OVERVIEW

     Since July of 1996, Lason Systems, Inc. ("Lason"), a wholly-owned subsidiary of the Company, has completed the acquisitions of nine companies, four of which were acquired during the first quarter of 1997.

     In January 1997, Lason acquired all of the outstanding common stock of Churchill Communications Corporation ("Churchill") for $7.5 million in cash and 72,499 shares of the Company's common stock valued at approximately $1.5 million. Churchill is a provider of business communications services, including electronic mail messaging and data processing services, in the New York City market. Churchill also services the proxy solicitation industry. The shares of common stock are subject to an eighteen month lock-up agreement which restricts the owner's ability to sell such shares. The Company has agreed to register the shares of common stock subsequent to the lock-up period. The purchase price is subject to a possible adjustment based on Churchill's net worth as of January 31, 1997. The purchase price contingency, if any, will be recorded as an adjustment to the purchase price when the contingency is resolved.

     In February 1997, Lason Systems, Inc., Southeast, a wholly-owned subsidiary of Lason, acquired all of the outstanding common stock of Alpha Imaging, Inc. and Alpha Micro Graphics Supply, Inc. (affiliated companies and together "Alpha") for $2.1 million in cash and 11,517 shares of the Company's common stock valued at approximately $237,000. Alpha provides digital imaging services in the states of Florida and Georgia, principally serving the financial, commercial and health care industries. The shares of common stock are subject to a twelve month lock-up agreement which restricts the owner's ability to sell such shares. The Company has agreed to register the shares of common stock subsequent to the lock-up period. In conjunction with the acquisition, Alpha was merged with Lason Systems, Inc., Southeast.

     In March 1997, Lason acquired all of the outstanding common stock of Premier Copy Group, Inc. ("Premier") for $2.7 million in cash and forgiveness of a note receivable of approximately $55,500. Premier specializes in litigation support and document management services to the legal and commercial markets in the Atlanta market. The purchase price is subject to possible adjustment (i) based on Premier's net worth as of March 31, 1997, and (ii) based on satisfactory performance of certain activities set forth in employment agreements. In connection therewith, a portion of the purchase price is held in escrow to be released no later than September 30, 1997. The purchase price contingency, if any, will be recorded as an adjustment to the purchase price when the contingency is resolved.

     In March 1997, Lason also acquired all of the outstanding common stock of Automated Enterprises, Inc. ("AEI") for $5.9 million in cash and 31,008 shares of the Company's common stock valued at approximately $655,000. AEI is a leading provider of business communications services, including digital printing and related data processing services in the Richmond, Virginia and greater Washington D.C. markets. The shares of common stock are subject to an eighteen month lock-up agreement which restricts the owner's ability to sell such shares. The Company has agreed to register the common stock subsequent to the lock-up period. The purchase price is subject to possible adjustment based on AEI's net worth as of March 31, 1997. The stock purchase agreement also provides for an additional payment to the selling shareholder if AEI's financial performance for the years ending December 31, 1997 and December 31, 1998 exceeds a specified target. The additional payment, if any, would be paid both in cash and shares of the Company's common stock. In the event of a change of control or the termination of the employment of the selling shareholder other than for cause, the selling shareholder can require the Company to pay $1.6 million in cash in full payment of the

Company's additional payment obligation. Purchase price contingencies, if any, will be recorded as adjustments to the purchase price when the contingencies are resolved.

     Each of the acquisitions was accounted for as a purchase. The excess of the aggregate purchase price over the fair value of the net assets acquired has been allocated to goodwill.

     The results of operations for the three months ended March 31, 1997 include the results of operations of all the acquired companies since the date of their respective acquisition and, therefore, are not directly comparable to the results of operations for the comparable 1996 period.

     One of the Company's principal strategies is to increase its revenues and the markets it serves through the continued acquisition of complementary businesses. Toward that end, in May 1997, Lason acquired all of the outstanding common stock of Corporate Copies, Inc. for approximately $1.6 million in cash. Although management anticipates that the Company will continue to acquire complementary businesses in the future, there can be no assurance that the Company will be able to identify and acquire attractive acquisition candidates, profitably manage such acquired companies or successfully integrate such acquired companies into the Company without substantial costs, delays or other problems. In addition, there can be no assurance that any companies acquired in the future will be profitable at the time of acquisition or will achieve sales and profitability justifying the Company's investment therein or that the Company will recognize the synergies expected from such acquisitions.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THREE MONTHS ENDED MARCH 31, 1996.

     Net revenues increased 102% to $26.2 million for the three months ended March 31, 1997 from $13.0 million in the first quarter of 1996. The increase in net revenues during the first quarter includes approximately $9.6 million of revenues related to businesses acquired since July, 1996. Excluding the results of subsidiaries acquired since July 1996, revenues increased approximately $3.1 million and $500,000 primarily related to growth in the Company's business communications and records management services, respectively.

     Gross profit increased to $8.1 million for the first quarter of 1997 from $4.3 million for the comparable 1996 quarter primarily due to an increase in net revenues, partially offset by lower gross profit margins for certain businesses acquired since July, 1996. Gross profit as a percentage of net revenues was 31% for the three months ended March 31, 1997 versus 33% for the comparable period of 1996.

     Selling, general and administrative expenses were $4.3 million for the three months ended March 31, 1997 compared to $2.5 million for the comparable 1996 quarter. Approximately $1.3 million of the increase was attributable to businesses acquired since July, 1996 and approximately $300,000 of the increase was due to increased selling expenses related to the increased sales volumes.

     Amortization of intangibles increased to $480,000 for the three months ended March 31, 1997 from $182,000 for the first quarter of 1996 due to the amortization of goodwill recorded as a result of businesses acquired since July, 1996.

     Minority interest of $34,000 for the three months ended March 31, 1997 represents the minority shareholders' portion of the net income of Delaware Legal Copy, Inc. and Micro Pro, Inc. in which the Company acquired a 65% and 80% equity interest, respectively, during the second and third quarters of 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations and acquisitions through a combination of cash flow from operations, bank borrowings and the issuance of common stock.

     Cash flows provided by operating activities totaled $3.1 million for the three months ended March 31, 1997 compared to cash flows used in operating activities of $239,000 for the comparable period of 1996. The increase in operating cash flows in 1997 is primarily due to increased net income and lower accounts receivable and prepaid expenses, partially offset by increased accrued expenses and other liabilities.

     Cash flows used in investing activities totaled $18.8 million and $627,000 for the three months ended March 31, 1997 and 1996, respectively, and has primarily been used to fund payments for the net assets of acquired businesses and investments in capital equipment to improve the Company's reprographic capability and capacity. Cash used to acquire businesses, net of cash acquired, was approximately $16.7 million, for the three months ended March 31, 1997. Cash used to invest in capital equipment totaled $2.3 million for the 1997 first quarter, compared to $667,000 for the comparable period of 1996. The 1997 investment in capital equipment includes approximately $1.5 million of previously leased copiers that were purchased during the first quarter.

     Cash flows provided by financing activities largely consisted of the net proceeds from revolving line of credit borrowings which were primarily used to fund the payments for the net assets of acquired businesses during the first quarter of 1997.

     Credit Agreement Borrowings

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

     In February 1997, Lason amended and restated its Credit Agreement to provide revolving credit loans in the initial amount of $40 million , which may be increased to $60 million at Lason's request, and after payment of a commitment fee and Bank review and approval. The increased borrowing capacity will be used to finance additional acquisitions of businesses, working capital, capital expenditures and for other corporate purposes. Borrowings under the Credit Agreement are collateralized by substantially all of Lason's assets. Lason is not required to make principal payments prior to 2001, the term of the loan. Interest on amounts outstanding is calculated based on interest rates determined at the time of borrowing. Borrowings bear interest at rates ranging from a base percentage rate plus a maximum of 1.25% (a weighted average rate of 9.75% as of May 13, 1997) to LIBOR plus a maximum of 2.25% (a weighted average rate of 7.94% as of May 13, 1997), depending on the Company's leverage ratio. The Credit Agreement contains restrictions on the acquisition of stock or assets, disposal of assets, incurrence of other liabilities, minimum requirements for cash flow and certain financial ratios. As of May 13, 1997, there was approximately $18.0 million outstanding under the Credit Agreement.

     Recent Acquisitions

     The Company's liquidity and capital resources have been significantly affected by acquisitions of businesses and, given the Company's acquisition strategy, may be significantly affected for the foreseeable future. To date, the Company has financed its acquisitions with borrowings under the Credit Agreement, with shares of its common stock and with cash from operations. Borrowings for acquisitions for the three months ended March 31, 1997 totaled approximately $17.8 million.

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

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

     On April 21, 1997, the Board of Directors reviewed the Company's policy with respect to material business transactions between the Company and its executive officers, directors and principal shareholders or any member of their immediate family. The Board determined that such transactions would be subject to review and approval by a majority of the Company's disinterested directors, must be on terms and conditions which, based on all applicable facts and circumstances, are in the best interest of the Company and are no less favorable than could be obtained from independent third parties, and shall be periodically monitored by the Board. In connection therewith, and based on the foregoing, the Board determined that the Company shall continue to transact business with Hatteras Printing, Inc., which is owned by the spouse of Allen J. Nesbitt, a director and principal shareholder of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
    3.3        Form of Amended and Restated Bylaws of the Company
     11        Statements re Computation of Per Share Earnings
     27        Financial Data Schedule

     b. Reports on Form 8-K

        February 11, 1997: Reported Lason's acquisitions of Churchill
                           Communications Corporation and Alpha Imaging, Inc. and Alpha Micro Graphics Supply, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          LASON, INC.
                                          (Registrant)

May 15, 1997                              /s/ WILLIAM J. RAUWERDINK
   (Date)                       ---------------------------------------------
                                        Executive Vice President and
                                           Chief Financial Officer