Form 10-Q
period 1997-06-30
LASON INC
filed 1997-08-13
CIK 1020616

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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



As of August 8, 1997 8,945,893 shares of Common Stock, $.01 par value were outstanding.

TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                          Page No.

         ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets as of
            June 30, 1997 (Unaudited) and December 31, 1996                 2

         Condensed Consolidated Statements of Income (Unaudited),
           Three Months and Six Months Ended June 30, 1997 and 1996         3

         Condensed Consolidated Statements of Cash Flows (Unaudited),
         Three Months and Six Months Ended June 30, 1997 and 1996           4

         Notes to Condensed Consolidated Financial Statements (Unaudited)   5

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                       9

PART II - OTHER INFORMATION

         ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        14

         ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K                           14

         SIGNATURES                                                        15

                                 Lason, Inc.
                    Condensed Consolidated Balance Sheets
                      (In thousands, except for shares)




                                                           JUNE 30,      DECEMBER 31,
                                                             1997          1996
                                                        --------------  ---------------
                                                          (Unaudited)
ASSETS
Cash                                                      $   1,727      $      79
Accounts receivable                                          27,412         24,151
Supplies                                                      2,580          2,273
Prepaid expenses and other                                    4,751          4,608
                                                          ---------      ---------
   Total current assets                                      36,470         31,111
Property, plant and equipment (net)                          11,286          7,621
Deferred income taxes                                         1,996          2,571
Intangible assets (net)                                      56,975         37,243
                                                          ---------      ---------
   TOTAL ASSETS                                           $ 106,727      $  78,546
                                                          =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deferred income taxes                                     $     914      $   1,529
Accrued expenses                                              3,648          4,199
Other current liabilities                                     6,883          8,457
                                                          ---------      ---------
   Total current liabilities                                 11,445         14,185
Revolving credit line borrowings                             27,400          4,101
Minority interests                                              355            257
Other liabilities                                             2,915          1,937
                                                          ---------      ---------
   TOTAL LIABILITIES AND MINORITY INTERESTS                  42,115         20,480
                                                          ---------      ---------

Common stock with a put option                                1,060          1,060

STOCKHOLDERS' EQUITY
Common Stock, $.01 par value; 20,000,000 shares
  authorized, 8,896,452 and 8,610,246 shares issued and
   outstanding at June 30, 1997 and  December 31, 1996,
   respectively                                                  89             86
Preferred stock, $.01 par value, 5,000,000 shares
   authorized, none issued and outstanding at
   June 30, 1997 and December 31, 1996                            -              -
Additional paid-in capital                                   54,577         51,912
Retained earnings                                             8,886          5,008
                                                          ---------      ---------
   TOTAL STOCKHOLDERS' EQUITY                                63,552         57,006
                                                          ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 106,727      $  78,546
                                                          =========      =========



  The accompanying Notes are an integral part of the condensed consolidated financial statements.

                                  Lason, Inc.
                  Condensed Consolidated Statements of Income
                  (In thousands, except for per share amounts)
                                  (Unaudited)


                                                                        THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                             JUNE 30,                JUNE 30,
                                                                       ----------------------   ----------------------
                                                                           1997      1996         1997         1996
                                                                       ----------  ----------   --------    ---------
Revenues, net of postage                                                $ 27,422     14,084      $ 53,658      27,089
Cost of revenues                                                          19,000      9,037        37,147      17,696
                                                                        --------    -------      --------    --------
  Gross profit                                                             8,422      5,047        16,511       9,393

Selling, general and administrative expenses                               4,080      2,759         8,395       5,256
Compensatory stock option expense                                             55         86           109         160
Amortization of intangibles                                                  561        198         1,041         380
                                                                        --------    -------      --------    --------
  Income from operations                                                   3,726      2,004         6,966       3,597
Interest expense                                                             474        438           740         850
                                                                        --------    -------      --------    --------
  Income before income taxes
     and minority interest in net income of subsidiaries                   3,252      1,566         6,226       2,747
Provision for income taxes                                                 1,203        550         2,250         964
                                                                        --------    -------      --------    --------
  Income before minority interest in net income of subsidiaries            2,049      1,016         3,976       1,783
Minority interest in net income of subsidiaries                               64         28            98          28
                                                                        --------    -------      --------    --------
  Net Income                                                            $  1,985    $   988      $  3,878    $  1,755
                                                                        ========    =======      ========    ========

Earnings per share                                                      $   0.22    $  0.16      $   0.43    $   0.28
                                                                        ========    =======      ========    ========





  The accompanying Notes are an integral part of the condensed consolidated financial statements.

                                  Lason, Inc.
                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)





                                                                SIX MONTHS ENDED
                                                                     JUNE 30,
                                                             -------------------------
                                                                 1997         1996
                                                             -----------    ----------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                  $   1,182      $   2,420

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for net assets of acquired businesses,
   net of cash acquired                                        (19,226)        (1,608)
Proceeds from sales of fixed assets                                164             33
Purchase of fixed assets                                        (3,837)        (1,202)

                                                             ---------      ---------
   Net cash used in investing activities                       (22,899)        (2,777)
                                                             ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving line of credit                          63,343         30,148
Repayments on revolving line of credit                         (40,044)       (28,179)
Principal payments on long-term debt                                --         (1,000)
Proceeds from exercise of employee stock options                    66              5

                                                             ---------      ---------
   Net cash provided by financing activities                    23,365            974
                                                             ---------      ---------

Net increase in cash                                             1,648            617
Cash at beginning of period                                         79            103
                                                             ---------      ---------
Cash at end of period                                        $   1,727      $     720
                                                             =========      =========





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

     In the opinion of management, all necessary adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three month and six month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

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

     The Statement is effective for financial statements issued for periods ending after December 15, 1997. Earlier application is not permitted. The Statement requires restatement of all prior period EPS data presented. The adoption of this standard is not expected to have a material impact on the Company's reported EPS.


NOTE 3. ACQUISITIONS

     Since July of 1996, Lason Systems, Inc. ("Lason"), a wholly-owned subsidiary of the Company, has completed the acquisitions of eleven companies, seven of which were acquired during 1997.

     In January 1997, Lason acquired all of the outstanding common stock of Churchill Communications Corporation ("Churchill") for $7.5 million in cash and 72,499 shares of the Company's common stock valued at approximately $1.5 million. Churchill is a provider of business communications services, including electronic mail messaging, data processing services and proxy solicitation services in the New York City market. The shares of common stock are subject to an eighteen month lock-up agreement which restricts the owner's ability to sell such shares. The Company has agreed to register the shares of common stock for sale subsequent to the lock-up period.

     In February 1997, Lason Systems, Inc., Southeast ("LSE"), a wholly-owned subsidiary of Lason, acquired all of the outstanding common stock of Alpha Imaging, Inc. and Alpha Micro Graphics Supply, Inc. (affiliated companies and together "Alpha") for $2.1 million in cash and 11,517 shares of the Company's common stock valued at approximately $237,000. Alpha provides digital imaging services in the states of Florida and Georgia, principally serving the financial, commercial and health care industries. The shares of common stock are subject to a twelve month lock-up agreement which restricts the owner's ability to sell such shares. The Company has agreed to register the shares of common stock for sale subsequent to the lock-up period. In conjunction with the acquisition, Alpha was merged with LSE.

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

     In March 1997, Lason also acquired all of the outstanding common stock of Automated Enterprises, Inc. ("AEI") for $5.9 million in cash and 31,008 shares of the Company's common stock valued at approximately $655,000. AEI is a leading provider of business communications services, including digital printing and related data processing services in the Richmond, Virginia and greater Washington D.C. markets. The shares of common stock are subject to an eighteen month lock-up agreement which restricts the owner's ability to sell such shares. The Company has agreed to register the shares of common stock for sale subsequent to the lock-up period. The purchase price is subject to possible adjustment based on AEI's net worth as of March 31, 1997. The stock purchase agreement also provides for an additional payment to the selling shareholder if AEI's financial performance for the years ending December 31, 1997 and December 31, 1998 exceed specified targets. The additional payment, if any, would be paid both in cash and shares of the Company's common stock.
In the event of a change of control or the termination of the employment of the selling shareholder other than for cause, the selling shareholder can require the Company to pay $1.6 million in cash in full payment of the Company's additional payment obligation. Purchase price contingencies, if any, will be recorded as adjustments to the purchase price when the contingencies are resolved.

     In June 1997, Lason acquired all of the outstanding common stock of Corporate Copies, Inc. ("CCI") for $1.6 million in cash. CCI provides document management and imaging services in the Richmond, Virginia market.

     In  June 1997, LSE acquired all of the outstanding common stock of
American Micro-Image, Inc. ("AMII") for $420,410 in cash and 4,453 shares of the Company's common stock valued at approximately $105,000. AMII provides records management and document management services in the Miami, Florida market. The shares of common stock are subject to an eighteen month lock-up agreement which restricts the owner's ability to sell such shares. The Company has agreed to register the shares of common stock for sale subsequent to the
lock-up period.   In conjunction with the acquisition, AMII was merged with LSE.

     Each of the acquisitions was accounted for as a purchase. The results of operations for the three and six month periods ended June 30, 1997 include the results of operations of all the acquired companies since the date of their respective acquisition.

     The aggregate purchase price for the acquisitions completed during the first half of 1997, excluding liabilities assumed, was approximately $22.8 million. The purchase price was allocated to the assets acquired and liabilities assumed based on the related fair values at the date of acquisition. The excess of the aggregate purchase price over the fair values of assets acquired and liabilities assumed has been allocated to goodwill and is being amortized on a straight-line method over 30 years.

     In conjunction with these acquisitions, liabilities assumed and other non-cash consideration was as follows:


         Fair value of assets acquired                                $  4,654
         Goodwill                                                       19,570
         Net cash paid in consideration for companies acquired         (19,226)
         Stock issued in consideration for companies acquired          ( 2,489)
         Acquisition costs incurred     for companies acquired             388
                                                                      --------
         Liabilities assumed                                          $  2,897
                                                                      ========



     The following table summarizes pro forma unaudited results of operations as if each of the acquisitions completed during the first six months of 1997 had occurred at the beginning of the periods presented:

                                        Six Months Ended June 30,
                                        ----------------------------
                                           1997            1996
                                        -------------  -------------
     Revenues                             $56,092        $36,468
     Income before income taxes             6,166          3,960
     Net income                             3,835          2,462

     Earnings per share                   $  0.42        $  0.40



     In July 1997, Lason acquired 100% of the outstanding common stock of Image Conversion Systems, Inc. ("ICS") for approximately $18.9 million in cash and 47,441 shares of the Company's common stock valued at approximately $1.1 million. Of the total cash payment, approximately $10.5 million was used to repay the outstanding debt of ICS and approximately $8.4 million was paid to
the selling shareholders.   ICS is a leading provider of services to convert
documents to electronic and other media and has operations in eight states.

     The shares of common stock issued in connection with the acquisition of ICS (i) are being held in escrow as collateral to indemnify the Company if contingencies set forth in the purchase agreement occur within twelve months from the date of the acquisition, and (ii) are subject to forfeiture if ICS does not achieve targeted operating income in 1997 and in 1998. Further, if the operating income of ICS for such periods exceeds a targeted level, certain selling stockholders have the opportunity to earn an aggregate bonus equal to approximately $3.0 million payable two-thirds in cash and one-third in shares of the Company's common stock. The shares of common stock, if earned, are subject to an eighteen month lock-up agreement which restricts the owner's ability to sell such shares. The Company has agreed to register the shares of common stock for sale subsequent to the lock-up period. Purchase price contingencies, if any, will be recorded as adjustments to the purchase price when the contingencies are resolved.

NOTE 4. LONG-TERM DEBT

     The Company has a credit agreement with a bank group providing for revolving credit loans in an amount of up to $60 million, which may be increased to $80 million at Lason's request, and after payment of a commitment fee and bank group review and approval. Borrowings will be used to finance additional acquisitions of businesses, working capital, capital expenditures and for other corporate purposes. Borrowings under the Credit Agreement are collateralized by substantially all of Lason's assets. Lason is not required to make principal payments prior to 2001, the term of the loan. Interest on amounts outstanding is calculated based on interest rates determined at the time of borrowing. Borrowings bear interest at rates ranging from a base percentage rate plus a maximum of 1.25% ( a weighted average rate of 8.75% as of June 30, 1997) to LIBOR plus a maximum of 2.25% ( a weighted average rate of 6.94% as of June 30, 1997), depending on the Company's leverage ratio. The Credit Agreement contains restrictions on the acquisition of stock or assets, disposal of assets, incurrence of other liabilities, minimum requirements for cash flow and certain financial ratios. As of June 30, 1997, there was $27.4 million outstanding under the Credit Agreement. In July, 1997, Lason borrowed approximately $18.9 million under the Credit Agreement to fund the acquisition of ICS.


NOTE 5. EARNINGS PER SHARE

     For purposes of computing earnings per share, common stock equivalents include outstanding stock options. Earnings per share is based on the weighted average number of common shares and common share equivalents outstanding, retroactively adjusted for the effect of a 2.5 for 1 common stock split effective October 15, 1996.

     The weighted average common shares and common share equivalents outstanding for the three and six month periods ended June 30, 1996, include as outstanding 692,047 shares of common stock which would have been sold at an initial offering price of $17.00 per share to fund the redemption of shares of common stock owned by the Company's largest shareholder. The shares of common stock were redeemed on October 15, 1996 in connection with the Company's initial public offering of common stock.

     The weighted average common shares and common share equivalents outstanding were 9,130,971 and 6,243,000 for the three months ended June 30, 1997 and 1996, respectively and 9,098,945 and 6,187,600 for the six months ended June 30, 1997 and 1996, respectively.

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

OVERVIEW

     Since July of 1996, Lason Systems, Inc. ("Lason"), a wholly-owned subsidiary of the Company, has completed the acquisitions of eleven companies, seven of which were acquired during 1997.

     In January 1997, Lason acquired all of the outstanding common stock of Churchill Communications Corporation ("Churchill") for $7.5 million in cash and 72,499 shares of the Company's common stock valued at approximately $1.5 million. Churchill is a provider of business communications services, including electronic mail messaging, data processing services and proxy solicitation services in the New York City market. The shares of common stock are subject to an eighteen month lock-up agreement which restricts the owner's ability to sell such shares. The Company has agreed to register the shares of common stock for sale subsequent to the lock-up period

     In February 1997, Lason Systems, Inc., Southeast ("LSE"), a wholly-owned subsidiary of Lason, acquired all of the outstanding common stock of Alpha Imaging, Inc. and Alpha Micro Graphics Supply, Inc. (affiliated companies and together "Alpha") for $2.1 million in cash and 11,517 shares of the Company's common stock valued at approximately $237,000. Alpha provides digital imaging services in the states of Florida and Georgia, principally serving the financial, commercial and health care industries. The shares of common stock are subject to a twelve month lock-up agreement which restricts the owner's ability to sell such shares. The Company has agreed to register the shares of common stock for sale subsequent to the lock-up period. In conjunction with the acquisition, Alpha was merged with LSE.

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

     In March 1997, Lason also acquired all of the outstanding common stock of Automated Enterprises, Inc. ("AEI") for $5.9 million in cash and 31,008 shares of the Company's common stock valued at approximately $655,000. AEI is a leading provider of business communications services, including digital printing and related data processing services in the Richmond, Virginia and greater Washington D.C. markets. The shares of common stock are subject to an eighteen month lock-up agreement which restricts the owner's ability to sell such shares. The Company has agreed to register the shares of common stock for sale subsequent to the lock-up period. The purchase price is subject to possible adjustment based on AEI's net worth as of March 31, 1997. The stock purchase agreement also provides for an additional payment to the selling shareholder if AEI's financial performance for the years ending December 31, 1997 and December 31, 1998 exceeds specified targets. The additional payment, if any, would be paid both in cash and shares of the Company's common stock.
In the event of a change of control or the termination of the employment of the selling shareholder other than for cause, the selling shareholder can require the Company to pay $1.6 million in cash in full payment of the Company's additional payment obligation. Purchase price contingencies, if any, will be recorded as adjustments to the purchase price when the contingencies are resolved.

     In June 1997, Lason acquired all of the outstanding common stock of Corporate Copies, Inc. ("CCI") for $1.6 million in cash. CCI provides document management and imaging services in the Richmond, Virginia market.

     In  June 1997, LSE acquired all of the outstanding common stock of
American Micro-Image, Inc. ("AMII") for $420,410 in cash and 4,453 shares of the Company's common stock valued at approximately $105,000. AMII provides records management and document management services in the Miami, Florida market. The shares of common stock are subject to an eighteen month lock-up agreement which restricts the owner's ability to sell such shares. The Company has agreed to register the shares of common stock for sale subsequent to the
lock-up period.   In conjunction with the acquisition, AMII was merged with LSE.

     Each of the acquisitions was accounted for as a purchase. The excess of the aggregate purchase price over the fair value of the net assets acquired has been allocated to goodwill.

     The results of operations for the three and six month periods ended June 30, 1997 include the results of operations of all the acquired companies since the date of their respective acquisition and, therefore, are not directly comparable to the results of operations for the comparable 1996 period.

     One of the Company's principal strategies is to increase its revenues and the markets it serves through the continued acquisition of complementary businesses. Toward that end, in July 1997, Lason acquired 100% of the outstanding common stock of Image Conversion Systems, Inc. ("ICS") for approximately $18.9 million in cash and 47,441 shares of the Company's common stock valued at approximately $1.1 million. Of the total cash payment, approximately $10.5 was used to repay the outstanding debt of ICS and
approximately $8.4 million was paid to the selling shareholders.   ICS is a
leading provider of services to convert documents to electronic and other media and has operations in eight states.

     The shares of common stock issued in connection with the acquisition of ICS (i) are being held in escrow as collateral to indemnify the Company if contingencies set forth in the purchase agreement occur within twelve months from the date of the acquisition, and (ii) are subject to forfeiture if ICS does not achieve targeted operating income in 1997 and in 1998. Further, if the operating income of ICS for such periods exceeds a targeted level, certain selling stockholders have the opportunity to earn an aggregate bonus equal to approximately $3.0 million payable two-thirds in cash and one-third in shares of the Company's common stock. The shares of common stock, if earned, are subject to an eighteen month lock-up agreement which restricts the owner's ability to sell such shares. The Company has agreed to register the shares of common stock for sale subsequent to the lock-up period. Purchase price contingencies, if any, will be recorded as adjustments to the purchase price when the contingencies are resolved.


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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1996.

     Net revenues increased 95% to $27.4 million for the three months ended June 30, 1997 from $14.1 million in the second quarter of 1996. The increase in net revenues during the second quarter includes approximately $9.8 million of revenues related to businesses acquired since July, 1996. Excluding the results of subsidiaries acquired since July 1996, revenues increased approximately $3.5 million primarily related to growth in the Company's business communications and records management services of $2.7 million and $409,000, respectively.

     Gross profit increased to $8.4 million for the second quarter of 1997 from $5.0 million for the comparable 1996 quarter primarily due to an increase in net revenues, partially offset by lower gross profit margins for certain businesses acquired since July, 1996 and the Company's product mix. Gross profit as a percentage of net revenues was 31% for the three months ended June 30, 1997 versus 36% for the comparable period of 1996.

     Selling, general and administrative expenses were $4.1 million for the three months ended June 30, 1997 compared to $2.8 million for the comparable 1996 quarter. The increase is primarily attributable to businesses acquired since July, 1996. Selling, general and administrative expenses as a percentage of net revenues decreased to 14.9% for the three months ended June 30, 1997 from 19.6% for the comparable period of 1996. The decrease in selling, general and administrative expenses as a percentage of net revenues primarily resulted from an increase in net revenues without a proportionate increase in expenses.

     Amortization of intangibles increased to $561,000 for the three months ended June 30, 1997 from $198,000 for the comparable period of 1996 due to the amortization of goodwill recorded as a result of businesses acquired since July, 1996.


RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1996.

     Net revenues increased 98% to $53.7 million compared with $27.1 million for the comparable period of 1996. The increase in net revenues during the first half of 1997 includes approximately $19.8 million of revenues related to businesses acquired since July, 1996. Excluding the results of subsidiaries acquired since July 1996, revenues increased approximately $6.8 million primarily related to growth in the Company's business communications and records management services of $5.8 million and $600,000, respectively.

     Gross profit increased to $16.5 million for the first six months of 1997 from $9.4 million for the comparable 1996 period primarily due to an increase in net revenues, partially offset by lower gross profit margins for certain businesses acquired since July, 1996 and the Company's product mix. Gross profit as a percentage of net revenues was 31% for the six months ended June 30, 1997 versus 35% for the comparable period of 1996.

     Selling, general and administrative expenses were $8.4 million for the six months ended June 30, 1997 compared to $5.3 million for the comparable 1996 period. The increase is primarily attributable to businesses acquired since July, 1996. Selling, general and administrative expenses as a percentage of net revenues decreased to 15.6% for the first six months of 1997 from 19.4% for the comparable period of 1996. The decrease in selling, general and administrative expenses as a percentage of net revenues primarily resulted from an increase in net revenues without a proportionate increase in expenses.

     Amortization of intangibles increased to $1.0 million for the six months ended June 30, 1997 from $380,000 for the comparable period of 1996 due to the amortization of goodwill recorded as a result of businesses acquired since July, 1996.

     Interest expense decreased to $740,000 for the six months ended June 30, 1997 from $850,000 for the comparable period of 1996 primarily due to a decrease in average debt outstanding during 1997 compared to the comparable period of 1996.


LIQUIDITY AND CAPITAL RESOURCES


     The Company has funded its operations and acquisitions through a combination of cash flow from operations, bank borrowings and the issuance of common stock.

     Cash flows provided by operating activities totaled $1.2 million for the six months ended June 30, 1997 compared to $2.4 million for the comparable period of 1996. The decrease in operating cash flows in 1997 is primarily due to increased net income which was more than offset by the effects of lower accrued expenses and other liabilities.

     Cash flows used in investing activities totaled $22.9 million and $2.8 million for the six months ended June 30, 1997 and 1996, respectively, and has primarily been used to fund payments for acquired businesses and investments in capital equipment to improve the Company's reprographic capability and
capacity.   Cash used to acquire businesses, net of cash acquired, was $19.2 million  for the first half of 1997 compared to $1.6 million for the comparable
period of 1996.   Cash used to invest in capital equipment totaled $3.8 million for the 1997 first half, versus $1.2 million for the comparable period of 1996. The 1997 investment in capital equipment includes approximately $1.5 million of previously leased copiers that were purchased during the first quarter.

     Cash flows provided by financing activities largely consisted of the net proceeds from revolving line of credit borrowings primarily used to fund the payments for acquired businesses and for working capital during the first six months of 1997 and 1996.


     Credit Agreement Borrowings

     The Company has a credit agreement with a bank group providing for revolving credit loans up to $60 million which may be increased to $80 million at Lason's request, and after payment of a commitment fee and bank group review and approval. Borrowings will be used to finance additional acquisitions of businesses, working capital, capital expenditures and for other corporate
purposes.   Borrowings under the Credit Agreement are collateralized by substantially all of Lason's assets. Lason is not required to make principal payments prior to 2001, the term of the loan. Interest on amounts outstanding is calculated based on interest rates determined at the time of borrowing. Borrowings bear interest at rates ranging from a base percentage rate plus a maximum of 1.25% ( a weighted average rate of 8.75% as of August 4, 1997) to LIBOR plus a maximum of 2.25% ( a weighted average rate of 6.94% as of August 4, 1997), depending on the Company's leverage ratio. The Credit Agreement contains restrictions on the acquisition of stock or assets, disposal of assets, incurrence of other liabilities, minimum requirements for cash flow and certain financial ratios. As of August 4, 1997, there was approximately $46.8 million outstanding under the Credit Agreement

     The Company registered 4.0 million shares of common stock in August, 1997. A total of 2.2 million shares are offered by the Company and 1.8 million shares are offered by certain selling shareholders. The net proceeds from such offering will be used to repay amounts outstanding under the Company's credit agreement and for general corporate purposes, including working capital and financing of possible acquisitions. In addition, the underwriters were granted shares an over-allotment option to purchase an additional 600,000 shares, 330,000 shares would be sold by the Company and 270,000 shares would be sold by certain selling shareholders. The Company will not receive any proceeds from the sale of shares of common stock by the selling shareholders.


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


     Future Capital Needs

     The Company's ability to obtain cash adequate to fund its needs depends generally on the results of its operations and the availability of financing. Management believes that cash flow from operations, in conjunction with borrowings from its existing and any possible future credit agreements and possible issuance of shares of its common stock, will be sufficient to meet debt service requirements, make possible future acquisitions and fund capital expenditures in the future. However, there can be no assurance in this regard or that the terms available for any future financing, if required, would be favorable to the Company.


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

     In January and February 1997, the Company was named as a co-defendant in three lawsuits filed in the United States District Court for the Northern District of Illinois purporting to be class actions and alleging violations of the Federal Fair Debt Collection Practices Act ("FDCPA") on the part of the Company in the printing and mailing of collection letters for certain of its customers. The complaints demand compensatory damages in the amount of one dollar for each letter sent to members of the purported classes of plaintiffs and punitive damages. The Company has moved for summary judgment in each of these lawsuits in part on the grounds that the Company is not a "debt collector" within the meaning of the FDCPA. Although there can be no assurance as to the outcome of this litigation, the Company believes that it has meritorious defenses to the allegations made in the complaints and is defending itself vigorously.

PART II.     OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of Shareholders of the Company was held on May 19, 1997. At the meeting, Gary L. Monroe and Bruce V. Rauner were re-elected as Directors of the Company for terms ending in 2000 and until their successors are elected and qualified. Messrs. Monroe and Rauner each received 7,001,014 votes cast in favor and 10,000 votes cast withholding authority.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


a.      Exhibits


        Exhibit No.         Description
        -----------         -----------
           27               Financial Data Schedule



b.      Reports on Form 8-K

        None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                     LASON, INC.
                                                    ------------
                                                    (Registrant)




August 13, 1997                                      /s/ William J. Rauwerdink
   (Date)                                           -------------------------
                                                    Executive Vice President and
                                                    Chief Financial Officer

                                Exhibit Index





Exhibit
Number                                  Description
-------                                 -----------

 27                                     Financial Data Schedule