Form 10-Q
period 1997-09-30
LASON INC
filed 1997-11-14
CIK 1020616

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

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



As of November 13, 1997 11,467,175 shares of Common Stock, $.01 par value were outstanding.

TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                          Page No.

        ITEM 1.       FINANCIAL STATEMENTS

        Condensed Consolidated Balance Sheets as of
           September 30, 1997 (Unaudited) and December 31, 1996             2

        Condensed Consolidated Statements of Income (Unaudited),
           Three Months and Nine Months Ended September 30, 1997 and 1996   3

        Condensed Consolidated Statements of Cash Flows (Unaudited),
           Nine Months Ended September 30, 1997 and 1996                    4

        Notes to Condensed Consolidated Financial Statements (Unaudited)    5

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS                         9

  PART II - OTHER INFORMATION

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                           14

        SIGNATURES                                                         15

                                  Lason, Inc.
                     Condensed Consolidated Balance Sheets
                       (In thousands, except for shares)


                                                                         SEPTEMBER 30,           DECEMBER 31,
                                                                             1997                   1996
                                                                          -----------            ------------
                                                                          (Unaudited)
ASSETS
Cash and equivalents                                                     $ 11,364                 $    79
Accounts receivable                                                        30,986                  24,151
Supplies                                                                    3,205                   2,273
Prepaid expenses and other                                                  6,751                   4,608
                                                                         --------                 -------
     Total current assets                                                  52,306                  31,111
Property, plant and equipment (net)                                        16,830                   7,621
Deferred income taxes                                                       1,610                   2,571
Intangible assets (net)                                                    73,397                  37,243
                                                                         --------                 -------
     TOTAL ASSETS                                                        $144,143                 $78,546
                                                                         ========                 =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Deferred income taxes                                                    $  1,118                 $ 1,529
Accrued expenses                                                            4,259                   4,199
Other current liabilities                                                   9,336                   8,457
                                                                         --------                 -------
     Total current liabilities                                             14,713                  14,185
Revolving credit line borrowings                                               --                   4,101
Minority interests                                                            151                     257
Other liabilities                                                           3,202                   1,937
                                                                         --------                 -------
     TOTAL LIABILITIES AND MINORITY INTERESTS                              18,066                  20,480
                                                                         --------                 -------
Common stock with a put option                                              1,060                   1,060

STOCKHOLDERS' EQUITY
Common Stock $.01 par value 20,000,000 shares authorized,
   11,418,467 and 8,610,246 shares issued and outstanding
   at Septemebr 30, 1997 and December 31, 1996, respectively                  114                      86

Preferred stock, $.01 par value 5,000,000 shares authorized, none issued and outstanding at September 30, 1997 and
  December 31, 1996                                                            --                      --

Additional paid-in capital                                                113,759                  51,912
Retained earnings                                                          11,144                   5,008
                                                                         --------                 -------
     TOTAL STOCKHOLDERS' EQUITY                                           125,017                  57,006
                                                                         --------                 -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $144,143                 $78,546
                                                                         ========                 =======





   The accompanying Notes are an integral part of the condensed consolidated financial statements.

                                  Lason, Inc.
                  Condensed Consolidated Statements of Income
                  (In thousands, except for per share amounts)
                                  (Unaudited)


                                                                        THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                          SEPTEMBER  30,            SEPTEMBER 30,
                                                                         -----------------       -----------------
                                                                          1997       1996         1997       1996
                                                                          ----       ----         ----       ----
Revenues, net of postage                                              $ 30,608   $  20,659      $ 84,266    $ 47,748
Cost of revenues                                                        20,328      14,754        57,475      32,450
                                                                      --------   ---------      --------    --------
     Gross profit                                                       10,280       5,905        26,791      15,298

Selling, general and administrative expenses                             5,739       3,482        14,134       8,738
Compensatory stock option expense                                           56         123           165         283
Amortization of intangibles                                                576         363         1,617         743
                                                                      --------   ---------      --------    --------
     Income from operations                                              3,909       1,937        10,875       5,534
Interest expense                                                           427         700         1,167       1,550
                                                                      --------   ---------      --------    --------
     Income before income taxes
          and minority interest in net income of subsidiaries            3,482       1,237         9,708       3,984
Provision for income taxes                                               1,215         469         3,465       1,433
                                                                      --------   ---------      --------    --------
     Income before minority interest in net income of subsidiaries       2,267         768         6,243       2,551
Minority interest in net income of subsidiaries                              9          40           107          68
                                                                      --------   ---------      --------    --------
     Net Income                                                       $  2,258   $     728      $  6,136    $  2,483
                                                                      ========   =========      ========    ========
Earnings per share                                                    $   0.23   $    0.12      $   0.65    $   0.40
                                                                      ========   =========      ========    ========





   The accompanying Notes are an integral part of the condensed consolidated financial statements.

                                  Lason, Inc.
                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)





                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                      ----------------------------
                                                                      1997                  1996
                                                                      ----                  ----
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                         $   1,956           $     90

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for net assets of acquired businesses,
     net of cash acquired                                             (39,002)           (17,137)
Proceeds from sales of fixed assets                                       186                 60
Purchase of fixed assets                                               (5,989)            (1,854)
                                                                    ---------           --------
     Net cash used in investing activities                            (44,805)           (18,931)
                                                                    ---------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving line of credit                                117,893             48,650
Repayments on revolving line of credit                               (121,994)           (44,878)
Net proceeds from issuance of shares of common stock                   58,091                  -
Borrowings on acquisition facility                                         --             17,312
Principal payments on long-term debt                                       --             (1,773)
Proceeds from exercise of employee stock options                          144                  5

                                                                    ---------           --------
     Net cash provided by financing activities                         54,134             19,316
                                                                    ---------           --------
Net increase in cash and equivalents                                   11,285                475
Cash and equivalents at beginning of period                                79                103
                                                                    ---------           --------
Cash and equivalents at end of period                               $  11,364           $    578
                                                                    =========           ========




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

        In the opinion of management, all necessary adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three month and nine month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

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


NOTE 2. RECENTLY ISSUED ACCOUNTING STANDARD

        Statement of Financial Accounting Standards No. 128 "Earnings Per Share" was issued in March 1997. This Statement establishes standards for computing and presenting earnings per share ("EPS") and supersedes Accounting
Principles Board Opinion No. 15 and its related interpretations.   The
Statement replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution whereas diluted EPS will include the potential dilution that could occur if securities or other contracts to issue shares of common stock were to be exercised or converted into shares of common stock.

        The Statement is effective for financial statements issued for periods ending after December 15, 1997. Earlier application is not permitted. The Statement requires restatement of all prior period EPS data presented. The adoption of this standard is not expected to have a material impact on the Company's reported EPS.


NOTE 3. ACQUISITIONS

        The Company, through certain of its subsidiaries, has completed the following acquisitions during 1997:

        In January 1997, Lason Systems, Inc. ("Lason"), a wholly-owned subsidiary of the Company, acquired all of the outstanding common stock of Churchill Communications Corporation for $7.5 million in cash and 72,499 shares of the Company's common stock valued at approximately $1.5 million.

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

     In March 1997, Lason also acquired all of the outstanding common stock of Automated Enterprises, Inc. ("AEI") for $5.9 million in cash and 31,008 shares of the Company's common stock valued at approximately $655,000. The stock purchase agreement provides for an additional payment to the selling shareholder if AEI's financial performance for the years ending December 31, 1997 and December 31, 1998 exceed specified targets. Under terms of the agreement, the selling shareholder can require the Company to accelerate the payment of $1.6 million in full payment of the Company's additional payment obligation. Purchase price contingencies, if any, will be recorded as adjustments to the purchase price when the contingencies are resolved.

     In June 1997, Lason acquired all of the outstanding common stock of Corporate Copies, Inc. for $1.6 million in cash.

     In June 1997, LSE acquired all of the outstanding common stock of American Micro-Image, Inc. for $420,410 in cash and 4,453 shares of the Company's common stock valued at approximately $105,000.

     In July 1997, Lason acquired all of the outstanding common stock of Image Conversion Systems, Inc. ("ICS") for approximately $18.9 million in cash and 47,441 shares of the Company's common stock valued at approximately $1.1
million.   Of the total cash payment,  approximately $10.5 million was used  to repay the outstanding debt of ICS and approximately $8.4 million was paid to the selling shareholders.

     The shares of common stock issued in connection with the acquisition of ICS are (i) being held in escrow as collateral to indemnify the Company if contingencies set forth in the purchase agreement occur within twelve months from the date of the acquisition, and (ii) subject to forfeiture if ICS does not achieve targeted operating income in 1997 and in 1998. Further, if the operating income of ICS for such periods exceeds a targeted level, the purchase price may be increased by approximately $3.0 million. Purchase price contingencies, if any, will be recorded as adjustments to the purchase price when the contingencies are resolved.

     Generally, shares of common stock issued or to be issued in connection with the acquisitions, are subject to lock-up agreements ranging from twelve to eighteen months. The lock-up agreements restrict the owners' ability to sell the shares of common stock.

     Each of the acquisitions was accounted for as a purchase. The results of operations for the three and nine month periods ended September 30, 1997 include the results of operations of all the acquired companies since the date of their respective acquisition.

     The aggregate purchase price for the acquisitions completed during 1997, excluding liabilities assumed, was approximately $42.3 million. The purchase price was allocated to the assets acquired and liabilities assumed based on the related fair values at the date of acquisition. The excess of the aggregate purchase price over the fair values of assets acquired and liabilities assumed has been allocated to goodwill and is being amortized on a straight-line method over 30 years.

     In conjunction with these acquisitions, liabilities assumed and other non-cash consideration was as follows:


   Fair value of assets acquired                              $ 11,703
   Goodwill                                                     36,045
   Net cash paid in consideration for companies acquired       (39,002)
   Stock issued in consideration for companies acquired         (2,489)
   Acquisition costs incurred for companies acquired               709
                                                              --------
   Liabilities assumed                                        $  6,966
                                                              ========



         The following table summarizes pro forma unaudited results of operations as if each of the acquisitions completed during 1997 had occurred at the beginning of the periods presented:


                                    Nine Months Ended September 30,
                                    -------------------------------
                                       1997               1996
                                       ----               ----
         Revenues                     $97,315            $81,340
         Income before income taxes     8,806              6,320
         Net income                     5,605              3,828

         Earnings per share           $  0.60            $  0.62



        The pro forma results of operations have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions completed during 1997 taken place as of the beginning of each period presented. In addition, the pro forma results of operations do not include any potential effects on the results of operations which may occur as a result of integrating the acquired companies into the Company.

        On November 13, 1997, Lason signed a definitive agreement to acquire substantially all of the assets and assume certain liabilities of VIP Imaging Inc., a privately held company based in San Francisco, California. The completion of the transaction is subject to several conditions including Hart-Scott-Rodino regulatory review.

NOTE 4. LONG-TERM DEBT

        Lason has a credit agreement with a bank group providing for revolving
credit loans in an amount of up to $80 million.   Borrowings will be used to
finance additional acquisitions of businesses, working capital, capital
expenditures and for other corporate purposes.   Borrowings under the credit
agreement, if any, are collateralized by substantially all of Lason's assets. Lason is not required to make principal payments prior to 2001, the term of the loan. Interest on amounts outstanding is calculated based on interest rates determined at the time of borrowing. Borrowings bear interest at rates ranging from a base percentage rate plus a maximum of 1.25% to LIBOR plus a maximum of 2.25%, depending on the Company's leverage ratio. The credit agreement contains restrictions on the acquisition of stock or assets, disposal of assets, incurrence of other liabilities, minimum requirements for cash flow and certain financial ratios. As of September 30, 1997, no amounts were borrowed under the credit agreement.

NOTE 5. COMMON STOCK OFFERING

        In August 1997, the Company sold 2,457,620 shares of its common stock for net proceeds of approximately $58.1 million, after deducting underwriting discounts and other offering expenses. The net proceeds were used to repay debt outstanding under the Company's credit agreement and for general corporate purposes.

        In the fourth quarter of 1996, the Company completed an initial public offering of 3,450,000 shares of common stock at $17.00 per share for net proceeds of approximately $53.0 million, after deducting underwriting discounts and other offering expenses. Approximately $41.2 million of the net proceeds was used to repay outstanding debt under the Company's credit agreement and approximately $11.8 million was used to redeem 692,047 shares of common stock held by the Company's largest shareholder.

NOTE 6. EARNINGS PER SHARE

        Earnings per share is based on the weighted average number of common shares and common share equivalents outstanding, retroactively adjusted for the effect of a 2.5 for 1 common stock split effective October 15, 1996.

        The weighted average common shares and common share equivalents outstanding for the three and nine month periods ended September 30, 1996, include as outstanding 692,047 shares of common stock which would have been sold at an initial offering price of $17.00 per share to fund the redemption of shares of common stock owned by the Company's largest shareholder. The shares of common stock were redeemed on October 15, 1996 in connection with the Company's initial public offering of common stock.

        The weighted average common shares and common share equivalents outstanding were 10,011,897 and 6,230,010 for the three months ended September 30, 1997 and 1996, respectively and 9,411,189 and 6,146,525 for the nine months ended September 30, 1997 and 1996, respectively.

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

OVERVIEW

     The Company, through certain of its subsidiaries, has completed the following acquisitions during 1997:

     In January 1997, Lason Systems, Inc. ("Lason"), a wholly-owned subsidiary of the Company, acquired all of the outstanding common stock of Churchill Communications Corporation for $7.5 million in cash and 72,499 shares of the Company's common stock valued at approximately $1.5 million.

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

     In March 1997, Lason also acquired all of the outstanding common stock of Automated Enterprises, Inc. ("AEI") for $5.9 million in cash and 31,008 shares of the Company's common stock valued at approximately $655,000. The stock purchase agreement provides for an additional payment to the selling shareholder if AEI's financial performance for the years ending December 31, 1997 and December 31, 1998 exceed specified targets. Under terms of the agreement, the selling shareholder can require the Company to accelerate the payment of $1.6 million in full payment of the Company's additional payment obligation. Purchase price contingencies, if any, will be recorded as adjustments to the purchase price when the contingencies are resolved.

     In June 1997, Lason acquired all of the outstanding common stock of Corporate Copies, Inc. for $1.6 million in cash.

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

     The shares of common stock issued in connection with the acquisition of ICS are (i) being held in escrow as collateral to indemnify the Company if contingencies set forth in the purchase agreement occur within twelve months from the date of the acquisition, and (ii) subject to forfeiture if ICS does not achieve targeted operating income in 1997 and in 1998. Further, if the operating income of ICS for such periods exceeds a targeted level, the purchase price may be increased up to approximately $3.0 million. Purchase price contingencies, if any, will be recorded as adjustments to the purchase price when the contingencies are resolved.

     Generally, shares of common stock issued or to be issued in connection with the acquisitions, are subject to lock-up agreements ranging from twelve to eighteen months. The lock-up agreements restrict the owners' ability to sell the shares of common stock.

     Each of the acquisitions was accounted for as a purchase. The excess of the aggregate purchase price over the fair value of the net assets acquired has been allocated to goodwill.


     The results of operations for the three and nine month periods ended September 30, 1997 include the results of operations of all the acquired companies since the date of their respective acquisition and, therefore, are not directly comparable to the results of operations for the same period of 1996.

     On November 13, 1997, Lason signed a definitive agreement to acquire substantially all of the assets and assume certain liabilities of VIP Imaging Inc., a privately held company based in San Francisco, California. The completion of the transaction is subject to several conditions including Hart-Scott-Rodino regulatory review.

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


RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH
                        THREE MONTHS ENDED SEPTEMBER 30, 1996.

     Net revenues increased 48% to $30.6 million for the three months ended September 30, 1997 from $20.7 million in the third quarter of 1996. The increase in net revenues during the third quarter includes approximately $7.7 million of revenues related to businesses acquired since January 1, 1997. Excluding the results of subsidiaries acquired since January 1, 1997, revenues increased approximately $2.2 million primarily related to growth in the Company's business communications, Print On-Demand (POD), and Computer Output To Laser Disk (COLD) services.

     Gross profit increased to $10.3 million for the third quarter of 1997 from $6.0 million for the comparable 1996 quarter primarily due to an increase in net revenues and the Company's product mix. Gross profit as a percentage of net revenues was 34% for the three months ended September 30, 1997 versus 29% for the comparable period of 1996.

     Selling, general and administrative expenses were $5.7 million for the three months ended September 30, 1997 compared to $3.5 million for the comparable 1996 quarter. The increase is primarily attributable to businesses acquired since January 1, 1997.

     Amortization of intangibles increased to $576,000 for the three months ended September 30, 1997 from $363,000 for the comparable period of 1996 due to the amortization of goodwill recorded as a result of businesses acquired since January 1, 1997.

     Interest expense decreased to $427,000 for the third quarter of 1997 from $700,000 for the comparable 1996 quarter primarily due to lower average debt balances outstanding in 1997 compared to 1996.


RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE
                        MONTHS ENDED SEPTEMBER 30, 1996.

     Net revenues increased 76% to $84.3 million for the nine months ended September 30, 1997 from $47.7 million for the comparable period of 1996. The increase in net revenues in 1997 includes approximately $27.2 million of revenues related to businesses acquired during the third quarter of 1996 and
the first nine months of 1997.   In addition, net revenues increased
approximately $9.4 million in 1997 compared to 1996 primarily due to growth in the Company's business communications, POD, and COLD services.

     Gross profit increased to $26.8 million for the first nine months of 1997 from $15.3 million for the comparable 1996 period primarily due to an increase in net revenues. Gross profit as a percentage of net revenues was 32% for each of the nine month periods ended September 30, 1997 and 1996.

     Selling, general and administrative expenses were $14.1 million for the nine months ended September 30, 1997 compared to $8.7 million for the comparable 1996 period. The increase is primarily attributable to businesses acquired during the third quarter of 1996 and the first nine months of 1997.

     Amortization of intangibles increased to $1.6 million for the nine months ended September 30, 1997 from $743,000 for the comparable period of 1996 due to the amortization of goodwill recorded as a result of businesses acquired during the third quarter of 1996 and the first nine months of 1997.

     Interest expense decreased to $1.2 million for the nine months ended September 30, 1997 from $1.6 million for the comparable period of 1996 primarily due to a decrease in average debt outstanding during 1997 compared to the comparable period of 1996.

LIQUIDITY AND CAPITAL RESOURCES


     The Company has funded its operations and acquisitions through a combination of cash flow from operations, bank borrowings and the issuance of shares of its common stock.

     Cash flows provided by operating activities totaled $2.0 million for the nine months ended September 30, 1997 compared to $90,000 for the comparable period of 1996. The increase in operating cash flows in 1997 is primarily due to increased net income and lower accounts receivable balances, partially offset by the effects of lower accrued expenses and other liabilities.

     Cash flows used in investing activities totaled $44.8 million and $18.9 million for the nine months ended September 30, 1997 and 1996, respectively, and has primarily been used to fund payments for acquired businesses and investments
in capital equipment.   Cash used to acquire businesses, net of cash acquired,
was $39.0 million for the first nine months of 1997 versus $17.1 million for
the comparable 1996 period.   Cash used to invest in capital equipment,
primarily used to expand and improve the Company's technology based infrastructure, totaled $6.0 million in 1997 compared to $1.9 million in 1996. The 1997 investment in capital equipment includes approximately $1.5 million of previously leased copiers that were purchased in the first quarter.

     Cash flows provided by financing activities during 1997 largely consisted of the net proceeds from the sale of shares of common stock during the third quarter of 1997. The net proceeds were used to repay amounts outstanding under the Company's credit agreement. In 1996, cash flows provided by financing activities largely consisted of borrowings on the Company's acquisition facility. In 1997 and 1996, borrowings were primarily incurred to fund the acquisitions of businesses.


     Credit Agreement Borrowings

     Lason has a credit agreement with a bank group providing for revolving credit loans up to $80 million. Borrowings will be used to finance additional acquisitions of businesses, working capital, capital expenditures and for other
corporate purposes.   Borrowings under the credit agreement are collateralized
by substantially all of Lason's assets. Lason is not required to make principal payments prior to 2001, the term of the loan. Interest on amounts outstanding is calculated based on interest rates determined at the time of borrowing. Borrowings bear interest at rates ranging from a base percentage rate plus a maximum of 1.25% to LIBOR plus a maximum of 2.25%, depending on the Company's leverage ratio. The credit agreement contains restrictions on the acquisition of stock or assets, disposal of assets, incurrence of other liabilities, minimum requirements for cash flow and certain financial ratios. As of November 13, 1997, no amounts were borrowed under the credit agreement.

     In August 1997, the Company sold 2,457,620 shares of common stock for net proceeds of approximately $58.1 million, after deducting underwriting discounts and other offering expenses. The net proceeds were used to repay debt outstanding under the Company's credit agreement and for general corporate purposes.

     In the fourth quarter of 1996, the Company completed an initial public offering of 3,450,000 shares of common stock at $17.00 per share for net proceeds of approximately $53.0 million, after deducting underwriting discounts and other offering expenses. Approximately $41.2 million of the net proceeds was used to repay outstanding debt under the Company's credit agreement and approximately $11.8 million was used to redeem 692,047 shares of common stock held by the Company's largest shareholder.

     Acquisitions

     The Company's liquidity and capital resources have been significantly affected by acquisitions of businesses and, given the Company's acquisition strategy, may be significantly affected for the foreseeable future. To date, the Company has financed its acquisitions with borrowings under its credit agreement, with shares of its common stock and with cash from operations.


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

     As previously disclosed, in January and February, 1997, the Company was named as a co-defendant in three lawsuits generally alleging violations of the Federal Fair Debt Collection Practices Act on the part of the Company in the printing and mailing of collection letters for certain of its customers. On October 30, 1997 and November 4, 1997, the Company's motions for summary judgment in two of the lawsuits were granted, specifically finding that the Company was not a "debt collector" with respect to its printing and mailing of collection letters for its customers.

PART II.     OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K


a.   Exhibits

     Exhibit No.              Description
     -----------              -----------
       10.48                  Amendment to Stock Option Agreement between the
                              Company and William J. Rauwerdink dated
                              October 7, 1997.

       10.49 Amendment to Stock Option Agreement between the Company and Brian E. Jablonski dated
                              October 9, 1997.

       27                     Financial Data Schedule

b.   Reports on Form 8-K

     July 29, 1997:   Reported the acquisition of Image Conversion Systems, Inc.
                      by Lason Systems, Inc. ("ICS"), as amended on October 14, 1997. In connection therewith, the following financial information was also filed:

                        (a) Financial Statements of ICS:

                              Audited balance sheet as of October 31, 1996, and the related statements of operations, shareholders' equity and cash flows for the year then ended and the report of Arthur Andersen L.L.P. thereon, and the balance sheet as of April 30, 1997 (unaudited), the statement of operations for the six months ended April 30, 1997 and 1996 (unaudited), the statement of changes in shareholders' equity as of April 30, 1997 (unaudited), the statement of cash flows for the six months ended April 30, 1997 and 1996 (unaudited), and the Notes to the Financial Statements.

                        (b)   Pro Forma Financial Information:

                                    Pro Forma condensed consolidated balance sheets as of June 30, 1997 (unaudited)

                                    Pro Forma condensed consolidated statements of income for the six months ended June 30, 1997 (unaudited)

                                    Pro Forma condensed consolidated statements of income for the year ended December 31, 1996 (unaudited)

                                    Notes to Pro Forma condensed consolidated financial information (unaudited)


     August 22, 1997:         Reported the completion of a public offering of
                              shares of common stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        LASON, INC.
                                        -----------
                                        (Registrant)


November 14, 1997                     /s/ William J. Rauwerdink
     (Date)                           ----------------------------
                                      Executive Vice President and
                                      Chief Financial Officer

                              INDEX TO EXHIBITS



EXHIBIT NO.                     DESCRIPTION
------- ---                     -----------


10.48 Amendment to Stock Option Agreement between the Company and William J. Rauwerdink dated October 7, 1997.

10.49 Amendment to Stock Option Agreement between the Company and Brian E. Jablonski dated October 9, 1997.

27                              Financial Data Schedule