Form 10-K
period 1997-12-31
LASON INC
filed 1998-03-31
CIK 1020616

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM        TO

                        COMMISSION FILE NUMBER 000-21407

                                  LASON, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      38-3214743
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                     identification number)
   1305 STEPHENSON HIGHWAY, TROY, MICHIGAN                         48083
  (Address of principal executive offices)                      (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (248) 597-5800

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                    COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of March 20, 1998, computed by reference to the last sale price for such stock on that date as reported on the Nasdaq National Market System, was $380,565,809.

     As of March 20, 1998, 12,031,224 shares of Common Stock, par value $.01 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Notice of 1998 Annual Meeting of Shareholders and Proxy Statement (Part III)
================================================================================

                                     PART I

ITEM I. BUSINESS.

GENERAL

     Lason Systems, Inc., a Michigan corporation and the predecessor (the "Predecessor") to Lason, Inc., (together with its subsidiaries, the "Company"), was formed in 1985 as a result of a management buyout of the direct mail division of McKesson Corporation's 3PM subsidiary. In January 1995, the founders and principal shareholders of the Predecessor recapitalized it (the "Recapitalization") by selling substantially all of its assets to Lason Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Lason, Inc., which was then named Lason Holdings, Inc. In August 1996, Lason Holdings, Inc. changed its name to Lason, Inc. After the acquisition, Lason Acquisition Corp. changed its name to Lason Systems, Inc. ("Lason"), and continued the business operations of the Predecessor.

     From June 1995 through December 31, 1997, the Company, through certain of its subsidiaries, completed the acquisition of either substantially all of the assets or a controlling stock ownership interest in a substantial number of companies, several of which were completed during the year ended December 31, 1997.

     One of the Company's principal strategies is to increase its revenues and the markets it serves through the continued acquisition of complementary businesses. Toward that end, the Company has completed the acquisition of either substantially all of the assets or a 100% stock ownership interest in several additional companies during the first quarter of 1998. Included in the 1998 acquisitions are Racom Corporation and its affiliates (the Company's largest acquisition to date), and API Systems, Inc. Although management anticipates that the Company will continue to acquire complementary businesses in the future, there can be no assurance that the Company will be able to identify and acquire attractive acquisition candidates, profitably manage such acquired companies or successfully integrate such acquired companies into the Company without substantial costs, delays or other problems. In addition, there can be no assurance that any companies acquired in the future will be profitable at the time of acquisition or will achieve sales and profitability justifying the Company's investment therein or that the Company will recognize the synergies expected from such acquisitions.

     In the fourth quarter of 1996, the Company completed an initial public offering ("IPO") of 3,450,000 shares of common stock, for net proceeds of approximately $53.0 million, after deducting underwriting discounts and other offering expenses. Approximately $41.2 million of the net proceeds was used to repay debt outstanding under the Company's credit agreement and approximately $11.8 million was used to redeem 692,047 shares of common stock held by the Company's largest shareholder.

     In August 1997, the Company completed a secondary offering of 2,457,620 shares of common stock for net proceeds of approximately $58.0 million, after deducting underwriting discounts and other offering expenses. The net proceeds were used to repay debt outstanding under the Company's credit agreement and for general corporate purposes.

OPERATIONS

     The Company provides integrated outsourcing services for document management, records management and business communications. The investments the Company has made in imaging and communications technology, personnel, equipment and systems over the past decade have given it the capabilities and expertise to meet the growing and increasingly complex document management requirements of its customers. The Company primarily serves customers in the manufacturing, healthcare, financial services and professional services industries. The Company's core competencies in input processing, data management and output processing enable it to provide a broad range of services across a wide range of media types and allow customers to fulfill their document management outsourcing needs with a single vendor. For the years ended December 31, 1997, 1996 and 1995, the Company reported consolidated net revenues of $120.3 million, $69.9 million and $46.6 million, respectively. Income from operations was $15.6 million, $7.7 million and $4.8 million for the years ended December 31, 1997, 1996 and 1995, respectively. As of March 20, 1998, the

Company employed over 2,900 people, has operations in 24 states and provides services to over 3,200 customers at 67 multi-functional imaging centers and at over 60 facility management sites located on customers' premises.

     The Company's service offerings can generally be divided into the areas of document management, records management and business communications.

DOCUMENT MANAGEMENT

     The Company provides a broad range of services that enable it to meet its customers' document management needs. The Company offers on-site facilities management services to manage those document management services which are most efficiently provided at a customer's facility. Higher volume and/ or more complex document management services are performed at the Company's imaging centers.

     - PRINT ON DEMAND SOLUTIONS

          The Lason Document Express (print on demand) system enables customers to cost-effectively produce and distribute large volumes of a document on 24-hour notice. The customer supplies the Company with either an electronic copy of a document or a hard copy of the document, which the Company converts to an electronic copy, which is then stored on the Lason Document Express system. The customer can then use its own computer system to place a print order, including production amount and distribution method and location, and the Company completes the print and distribution process.

          The Lason Document Express system offers an alternative to traditional printing methods for companies which produce documents that are subject to frequent revision or unpredictable demand. Since conventional offset printing requires large production runs to produce high quality documents in a cost-effective manner, a company which utilizes offset printing to print such documents runs the risk that it will find itself with a costly inventory of outdated and useless documents. In addition, the flexibility of the Lason Document Express system provides customers with an ability to increase the quality of their product offerings by enabling them to make document enhancements (such as corrections or improvements to product manuals) which would otherwise be prohibitively expensive. The Company believes that the demand for print on demand services by manufacturers and financial and insurance institutions will continue to increase as technological advances create shorter product life cycles and increased product variation.

          Customers frequently use the Lason Document Express system to print and distribute documents such as product manuals, training manuals, technical documentation and employee benefit books. For example, a customer which operates computer training centers nationwide uses the Lason Document Express system to print training manuals for its classes. When a training class is scheduled, the customer places an order for the manuals to be used in the class the day before the class begins, thereby ensuring that the number of manuals printed matches closely the number of students enrolled in the class. Another customer, which manufactures robotics systems, uses the Lason Document Express system to produce the customized product manuals and technical documentation that accompany each of its customized robotics applications.

     - ON-SITE FACILITIES MANAGEMENT

          The Company can equip, staff and manage most aspects of a customer's document management needs at a customer's facility. In addition to copying and printing, the Company's employees perform file room maintenance, engineering drawing and record retention, decentralized copier management, facility mail and courier services and address list maintenance. Typically, the Company will operate its own satellite production center (called a Lason Servicenter) on the customer's premises. By working in partnership with a customer at the customer's facility, the Company and the customer frequently identify additional ways the Company can help meet the customer's document management needs both on-site and at the Company's centralized imaging centers. The Company established its first Lason Servicenter in 1992 and currently provides on-site services at over 60 facilities.

     - DIGITAL GRAPHICS

          A staff of computer graphics design and printing professionals use advanced computer technology to provide digital graphics services, including design and printing of high resolution full color graphics, electronic publishing and production of camera-ready art for offset printing. Applications range from document covers and graphics to courtroom exhibits and promotional signage of any size. Digital graphics services are an important component of the Company's single source strategy.

     The Company's experience in working with customers at their facilities to manage all aspects of the customer's on-site document management needs and its capability to fulfill almost any document copying, printing or distribution need at its imaging centers position the Company to be a single source provider of document management services for its current and potential customers. The Company's continuing investment in and development of advanced high-speed document production hardware and software and three-shift operation of its imaging centers enables the Company to produce high quality documents while leveraging economies of scale and 24-hour utilization of equipment. The Company plans to continue to develop and market products such as the Lason Document Express system which make it easier for customers to access and use the Company's document printing and distribution capabilities and the economies of scale the Company possesses at its imaging centers.

     Document management services represented approximately 32.0%, 38.4% and 36.9% of the Company's consolidated net revenues for the years ended December 31, 1997, 1996 and 1995, respectively.

RECORDS MANAGEMENT

     Companies are increasingly using electronic document storage and retrieval
(DSR) systems to manage their business records as the cost of such technology declines and the benefits become more apparent. The Company possesses the capability to convert documents from a wide variety of input media or formats to a wide variety of output media formats, including traditional micrographic conversion services. The Company also offers DSR system services that a customer can use as an alternative to developing and purchasing its own DSR system.

     - ELECTRONIC DOCUMENT STORAGE AND RETRIEVAL

          A company implementing a document storage and retrieval program frequently faces the challenge of converting hundreds of thousands to millions of paper and/or microfilm documents to digital format. These paper and microfilm documents can be converted to indexed digital images or, using optical character recognition technology, into electronically recognizable text. The Company's investment in advanced document scanners and imaging software combined with its experience in scanning and converting documents typically enables the Company to perform this document conversion process more efficiently and in significantly less time than a potential customer. The Company's technical support staff is skilled at assisting customers in developing customized indexing systems and selecting optimal file formats and naming conventions.

     - DOCUMENT CONVERSION SERVICES

          The Company's experience and capabilities enable it to provide a broad range of document conversion services with respect to a wide variety of input and output formats, including digital, film, CD-ROM, optical disk, magnetic disk, aperture card and hardcopy, including engineering drawings.

          Electronic Conversion Services. The Company also performs traditional micrographic conversions including the conversion of paper documents into microfilm images, film processing and computer-based indexing and formatting of microfilm images. Micrographic services often are selected as a cost competitive technology to paper-based systems in order to reduce the physical size of stored records, for their long term (typically over 100 years) archival capabilities and as an intermediate step in certain imaging or reprographic applications.

          Micrographic Conversion Services. The Company has developed a flexible electronic DSR system that enables the Company's customers to obtain the benefits of electronic document storage and retrieval without developing and purchasing their own DSR system. Electronic storage of documents enables customers to immediately access large volumes of documents that would be impossible using conventional filing systems. DSR systems also provide rapid distribution of archived paper documents. The Company's DSR system enables it to store and index a customer's digital documents whether the document was converted to digital format or was originally produced in digital format. The system used to index and store documents produced by computers on a laser disk is commonly referred to as a computer output to laser disk (COLD) system. A COLD system is particularly useful for companies which need to rapidly locate documents produced on disparate computer systems and programs, such as are found in very large companies with multiple independently functioning departments or companies with a high level of customer service activity. Because stored documents can be indexed by several criteria, a customer can use simple but exacting computer search techniques to rapidly access individual documents or groups of documents.

     The Company's capability to convert documents from a wide variety of input media or formats to a wide variety of output media or formats and its electronic document storage and retrieval capabilities position the Company to be a single source provider of records management services for it's customers. The Company plans to continue investing in and developing the capabilities and flexibility of its DSR system in an effort to make it increasingly attractive to potential customers to outsource their records management needs to the Company instead of developing and purchasing their own DSR system.

     Records management services represented approximately 29.3%, 24.1% and 19.5% of the Company's consolidated net revenues for the years ended December 31, 1997, 1996 and 1995, respectively.

BUSINESS COMMUNICATIONS

     The Company offers a variety of personalized direct response services to its customers. These services are characterized by quick turn-around, large volume and highly personalized business correspondence.

     - DIGITAL COMMUNICATIONS SERVICES

          The Company's customers benefit from outsourcing their high volume communications needs to the Company through improved turn-around, reduced production constraints and the flexibility and benefits provided by using the latest software and mail handling processes.

          Priority Gram. The Company's Priority Gram is a nationally recognized product that numerous large volume mailers have found to be an effective mode of communication in a variety of applications. Among these customers are firms involved in debt collection. The Company works with leading software vendors to provide credit institutions with an effective system of debt collection communications.

          PROXYGRAM. The Company's market-leading PROXYGRAM serves the time sensitive proxy solicitation sector of the financial services market. PROXYGRAMs solicit, collect, report and validate shareholders' proxy votes while providing flexibility to shareholders, and cost savings and greater shareholder participation to customers. Outgoing messages to shareholders contain instructions on how to vote shares by a toll-free telephone call using a confidential identification number to assure shareholder verification and validity.

          Fax, Electronic Distribution, Print and Mail. The Company develops customized programs for its customers to support event-driven response requirements, such as product recall and credit card solicitation campaigns. By combining volumes of mail from all of its customers and presorting such mail to United States Postal Service specifications, the Company is able to generate significant postal discounts for its customers. Over 95% of the Company's mail is sorted to the lowest postal discount category available through the United States Postal Service. Each customer enjoys the maximum postal discounts allowed for First Class Mail regardless of the volume of mail sent by such customer.

     - DATABASE MANAGEMENT SERVICES

          The Company's sophisticated database management systems support data manipulation, item sorting and information search solutions so that customers' lists can be customized and updated for specific target markets and targeted mailings. These database capabilities save customers money while increasing response rates.

          The Company's experience and capabilities in letter creation and handling communications across a broad array of media position it for continued leadership in business communications. The Company plans to make additional investments in and develop such capabilities in the future as well as identify new markets which demand these specialized services.

          Business communication services represented approximately 38.7%, 37.5% and 43.6% of the Company's consolidated net revenues for the years ended December 31, 1997, 1996 and 1995, respectively.

CUSTOMERS

     The Company has over 3,200 customers primarily in the manufacturing, healthcare, financial services and professional services industries. The Company services accounts of all sizes, from small business and professional groups to Fortune 100 sized companies.

     Historically, a majority of the Company's revenues have come from sales to the major domestic automobile manufacturers. The three major domestic automobile manufactures accounted for approximately 33%, 57%, and 65% of the Company's consolidated net revenues for the years ended December 31, 1997, 1996 and 1995 respectively. No single customer accounted for more than 10% of the Company's total consolidated net revenues for the years ended December 31, 1997, 1996 and 1995 except for General Motors Corporation and Ford Motor Company as summarized in the following table:

                                                                   PERCENT OF
                                                           CONSOLIDATED NET REVENUES
                                                            YEAR ENDED DECEMBER 31,
                                                         ------------------------------
                                                         1997         1996         1995
                                                         ----         ----         ----
General Motors Corporation...........................     17%          32%          49%
Ford Motor Company...................................     14           19           12
Chrysler Corporation.................................      2            6            4
                                                          --           --           --
  Totals.............................................     33%          57%          65%
                                                          ==           ==           ==

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

REGULATION

     The Company's customers involved in debt collection and certain of the Company's services used by those customers, such as collection letter processing, are subject to various consumer protection laws, including the Federal Fair Debt Collection Practices Act ("FDCPA"). The FDCPA in general prohibits harassment, false representations and unfair practices, including limitations on the acceptable format and wording of letters, envelopes and other communications from debt collectors to debtors. The FDCPA provides for civil liability for the violation of its provisions. The maximum liability exposure in a class action would be $1,000 for each named individual and such amount as the court may allow for other class members, not to exceed the lesser of $500,000 or 1% of the net worth of the debt collector plus costs and reasonable attorney's fees. In addition to the FDCPA, the Company's debt collector customers may be subject to various state statutes and regulations. Such regulations may afford greater protection to consumers than the FDCPA.

     From time to time, certain of the Company's customers and the Company are subject to claims or are parties to litigation under the FDCPA involving services supplied by the Company to such customers, such as collection letter processing. These actions sometimes relate to the form and content of the collection letters distributed by the Company. Although the Company believes that it is not subject to the FDCPA because its is not a debt collector, there can be no assurance that the Company will not be determined to be liable under the FDCPA. In addition, although there are no contractual rights to indemnification from the Company to its debt collection customers with respect to such actions, a customer of the Company subject to, and in violation of, the FDCPA or similar laws in connection with services provided by the Company to such customer may ask the Company for indemnification for any losses the customer may incur in connection with such violation. If indemnification for material amounts is required or the Company is determined to be liable for multiple violations of such laws, it could have a material adverse effect on the Company's business, financial condition and results of operations.

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

EMPLOYEES

     As of March 20, 1998, the Company had approximately 2,900 employees, approximately 490 of which were employed primarily in management and administration. Included in the total number of employees are approximately 245 part-time employees. No employees of the Company are represented by a labor union. The Company considers its relations with its employees to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT (AS OF MARCH 20, 1998):

                                                                                                  EXECUTIVE
                                                                                                   OFFICER
                 NAME                                        POSITION                      AGE      SINCE
                 ----                                        --------                      ---    ---------
Robert A. Yanover......................    Chairman and Director                           61       1985
Gary L. Monroe.........................    President, Chief Executive Officer, and         43       1995
                                           Director
William J. Rauwerdink..................    Executive Vice President, Chief Financial       48       1996
                                           officer, Treasurer and Secretary
Brian E. Jablonski.....................    Executive Vice President of Marketing and       41       1996
                                           Sales

     ROBERT A. YANOVER has served as Chairman of the Board and as a Director of the Company and its predecessor since their inception. Mr. Yanover also serves as President of Computer Leasing Company of Michigan, Inc. Mr. Yanover is founder and former president of 3PM. Mr. Yanover holds a B.S. degree in Physics from Harvard College.

     GARY L. MONROE has served as Chief Executive Officer of the Company since February 1996, President since April, 1997 and as a Director since he joined the Company in September, 1995. From September 1995 to February 1996, Mr. Monroe served as Executive Vice President of the Company. From May, 1992 to September, 1995, Mr. Monroe served as President of Kodak Imaging Services, Inc., a subsidiary of Eastman Kodak Co. From August, 1990 to May, 1992, Mr. Monroe served as Director of Finance and Strategic Planning of the Health Sciences Division of Eastman Kodak Co. Mr. Monroe holds a B.A. degree from William Paterson College and an M.B.A. degree from Rutgers University.

     WILLIAM J. RAUWERDINK has served as Executive Vice President, Chief Financial Officer, Treasurer and Secretary of the Company since he joined the Company in May 1996. From February 1993 to April 1995, Mr. Rauwerdink served as Executive Vice President, Chief Financial Officer and Treasurer of The MEDSTAT Group, Inc., a publicly traded company in the healthcare information industry. Mr. Rauwerdink was a Partner with the Detroit office of the international accounting and consulting firm of Deloitte & Touche from 1983 to 1993. He is a certified public accountant. Mr. Rauwerdink holds a B.B.A degree from the University of Wisconsin -- Madison and an M.B.A. degree from Harvard University.

     On December 11, 1995, Mr. Rauwerdink consented to the entry of an order enjoining him from violating certain antifraud and tender offer provisions of the federal securities laws. The order required him to give up profits and pay penalties and interest totaling approximately $225,000. He neither admitted nor denied the allegations made in the proceeding.

     The proceeding involved the rollover of certain funds from a former employer's profit sharing plan. The investment directions made in connection with the rollover into Mr. Rauwerdink's 401(k) account at his new employer specified that the investment of such funds be made 50% in the stock of his employer and 50% in other investments in his 401(k) account and resulted in the purchase of shares of common stock of the new employer at the time when it was alleged that the employer was engaged in merger negotiations. The shares purchased in the rollover transaction constituted approximately 8% of Mr. Rauwerdink's total holdings in his new employer's common stock.

     BRIAN E. JABLONSKI has served as Executive Vice President of Marketing and Sales since he joined the Company in July 1996. From 1992 until June 1996, Mr. Jablonski served as Vice President, Sales and Marketing of Kodak Imaging Services, Inc., a subsidiary of Eastman Kodak Co. From 1979 to 1992, Mr. Jablonski held various positions at Eastman Kodak Co., including Branch Business Manager, District Sales Manager and Director -- Markets Development Electronic Printing and Publishing. Mr. Jablonski holds a B.S. degree in Business Management from St. John Fisher College.

ITEM 2. PROPERTIES

     The Company has 67 locations in 24 states containing in the aggregate approximately 805,000 square feet. These facilities are used to provide records management, document management and business communications services. Some are used for certain administrative functions. All of these facilities are leased by the Company.

ITEM 3. LEGAL PROCEEDINGS

     Various claims have been made against the Company in the normal course of business. Management believes that none of these legal proceedings will have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's shareholders during the fourth quarter of 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the Nasdaq Stock Market under the symbol "LSON". As of March 20, 1998, there were approximately 2,550 holders of the Company's common stock, including 50 shareholders of record and approximately 2,500 in street name.

     The quarterly trading range for shares of the Company's common stock during 1997 and 1996 is presented below:

                                                           1997           1996
                                                       ------------    -----------
                                                       HIGH    LOW     HIGH    LOW
                                                       ----    ---     ----    ---
QUARTER ENDED:
December 31........................................   $30 1/8 $23 1/8   $241/8  $14
September 30.......................................    29 3/8  23 3/8    --      --
June 30............................................    28 1/8  16        --      --
March 31...........................................    25 1/2  17 3/4    --      --

     The Company intends to retain any earnings to finance operations and expansion and, therefore, does not anticipate paying any cash dividends on the common stock in the foreseeable future. Cash dividends, if any, would be determined by the Board of Directors and would be based on the Company's earnings, capital requirements, financial condition and other factors deemed relevant by the Board of Directors. Except for certain constructive dividends related to partial forgiveness of certain shareholder loans in connection with the IPO, the Company has not paid any dividends on its capital stock.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial data of the Company and its predecessor. The selected consolidated financial data presented below for the Company for the years ended December 31, 1997, 1996 and 1995 and for its predecessor for the years ended December 31, 1994 and 1993, have been derived from the Company's and its predecessor's, respectively, consolidated financial statements which have been audited by Coopers & Lybrand, L.L.P. and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in this Form 10-K.

                                                          COMPANY                 PREDECESSOR
                                                ----------------------------   -----------------
                                                            YEAR ENDED DECEMBER 31,
                                                ------------------------------------------------
                                                  1997      1996      1995      1994      1993
                                                  ----      ----      ----      ----      ----
INCOME STATEMENT DATA
Revenue, net of postage.......................  $120,337   $69,937   $46,605   $41,151   $31,151
Cost of Revenues..............................    80,846    47,587    31,227    27,238    20,684
                                                --------   -------   -------   -------   -------
Gross Profit..................................    39,491    22,350    15,378    13,913    10,467
Selling, general and administrative
  expenses....................................    21,243    12,628     9,406     8,377     6,980
Compensatory stock option expense.............       221       936       308        --        --
Amortization of intangibles...................     2,477     1,121       817       266       163
                                                --------   -------   -------   -------   -------
Income from operations........................    15,550     7,665     4,847     5,270     3,324
Interest expense (net)........................     1,249     1,760     1,694       164       105
                                                --------   -------   -------   -------   -------
Income before income taxes and minority
  interest....................................    14,301     5,905     3,153     5,106     3,219
Provision for income taxes(1).................     5,110     2,103     1,139        --        --
Minority interest in net income of
  subsidiaries................................       121        71        --        --        --
                                                --------   -------   -------   -------   -------
Net income....................................  $  9,070   $ 3,731   $ 2,014   $ 5,106   $ 3,219
                                                ========   =======   =======   =======   =======
Earnings per share(2):
  Basic.......................................  $   0.93   $  0.59   $  0.35        --        --
                                                --------   -------   -------
  Diluted.....................................  $   0.90   $  0.55   $  0.33        --        --
                                                ========   =======   =======
ENDING BALANCE SHEET DATA
Working capital...............................  $ 31,337   $16,653   $ 5,141   $ 3,218   $ 3,307
Total assets..................................   177,899    78,546    37,309    15,692    13,877
Long term debt, less current portion..........        --        --    11,500       261       320
Revolving credit line borrowings..............    13,550     4,101     7,277        --        --
Total stockholders' equity(3).................   131,545    57,006     9,214     6,623     6,567

-------------------------
(1) From its inception to January 17, 1995, the Company was an S corporation and, accordingly, was not subject to Federal income tax.

(2) Earnings per share amounts for years prior to 1997 have been restated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Earnings per share amounts are not presented for the Predecessor as such information is not representative of the capital structure of the Company.

(3) Includes the net proceeds from an initial public offering and redemption of shares of common stock during the fourth quarter of 1996 and the net proceeds from a secondary offering of common stock in the third quarter of 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis provides information which management believes is relevant to an understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto and "Item 6. Selected Financial Data" appearing elsewhere in this report.

OVERVIEW

     Lason Systems, Inc., a Michigan corporation and the predecessor (the "Predecessor") to Lason, Inc., (together with its subsidiaries, the "Company"), was formed in 1985 as a result of a management buyout of the direct mail division of McKesson Corporation's 3PM subsidiary. In January 1995, the founders and principal shareholders of the Predecessor recapitalized it (the "Recapitalization") by selling substantially all of its assets to Lason Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Lason, Inc., which was then named Lason Holdings, Inc. In August 1996, Lason Holdings, Inc. changed its name to Lason, Inc. After the acquisition, Lason Acquisition Corp. changed its name to Lason Systems, Inc. ("Lason"), and continued the business operations of the Predecessor.

     From June 1995 through December 31, 1997, the Company, through certain of its subsidiaries, completed the acquisition of either substantially all of the assets or a controlling stock ownership interest in a substantial number of companies, several of which were completed during the year ended December 31, 1997. Each of the acquisitions was accounted for as a purchase. The excess of the aggregate purchase price over the fair value of the net assets acquired has been allocated to goodwill.

     The consolidated results of operations for the year ended December 31, 1997 include the results of operations of the acquisitions since the date of each such acquisition and, therefore, are not directly comparable to the results of operations for 1996 and 1995.

     One of the Company's principal strategies is to increase its revenues and the markets it serves through the continued acquisition of complementary businesses. Toward that end, the Company has completed the acquisition of either substantially all of the assets or a 100% stock ownership interest in several additional companies during the first quarter of 1998. Included in the 1998 acquisitions are Racom Corporation and its affiliates (the Company's largest acquisition to date), and API Systems, Inc. Although management anticipates that the Company will continue to acquire complementary businesses in the future, there can be no assurance that the Company will be able to identify and acquire attractive acquisition candidates, profitably manage such acquired companies or successfully integrate such acquired companies into the Company without substantial costs, delays or other problems. In addition, there can be no assurance that any companies acquired in the future will be profitable at the time of acquisition or will achieve sales and profitability justifying the Company's investment therein or that the Company will recognize the synergies expected from such acquisitions.

RESULTS OF OPERATIONS -- YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

     Consolidated net revenues increased 72% to $120.3 million for the year ended December 31, 1997 from $69.9 million in 1996. Approximately $39.3 million of the increase was due to acquisitions and approximately $11.1 million was due to growth in the Company's existing businesses. The internal growth was primarily the result of an $8.5 million increase in output processing revenues, a $2.0 million increase in Visions COLD services and a $3.0 million increase in Lason Document Express(TM) print on demand services. Those increases were partially offset by lower revenue related to the effects of certain discontinued services.

     Gross profit increased to $39.5 million for the year ended December 31, 1997 from $22.4 million in 1996 primarily due to an increase in consolidated net revenues and the Company's product mix. Gross profit as a percentage of net consolidated revenues was 33% for the year ended December 31, 1997 compared to 32% in 1996.

     Selling, general and administrative expenses increased $8.6 million to $21.2 million for the year ended December 31, 1997 compared to $12.6 million in 1996. The increase was primarily due to expenses incurred by acquired companies. Selling, general and administrative expenses as a percentage of consolidated net revenues was 17.6% in 1997 versus 18.0% in 1996.

     Compensatory stock option expense decreased to $221,000 in 1997 from $936,000 in 1996. The provisions of certain stock option agreements included the immediate vesting of those options on the effective date of the Company's IPO. Accordingly, the Company recorded a non-cash expense of $653,000 during the fourth quarter of 1996 to record the compensation associated with the immediate vesting of those stock options.

     Amortization of intangibles increased to $2.5 million for the year ended December 31, 1997 from $1.1 million in 1996 primarily due to the increase in goodwill related to business acquisitions.

     Interest expense was $1.2 million for the year ended December 31, 1997 compared to $1.8 million in 1996 primarily due to lower average borrowings in 1997 compared to 1996.

RESULTS OF OPERATIONS -- YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

     Consolidated net revenues increased 50% to $69.9 million for the year ended December 31, 1996 from $46.6 million in 1995. The $23.3 million increase in consolidated net revenues includes approximately $14.8 million of net revenues related to businesses acquired during 1996 and approximately $8.5 million principally due to sales growth in the Company's business communications, digital imaging and collection letter processing revenues of approximately $5.0 million , $2.2 million and $1.3 million, respectively.

     Gross profit increased $7.0 million to $22.4 million for the year ended December 31, 1996 from $15.4 million reported in 1995, primarily due to an increase in net revenues, partially offset by lower gross profit margins for businesses acquired in 1996. Gross profit as a percentage of consolidated net revenues was 32% for the year ended December 31, 1996 versus 33% in 1995.

     Selling, general and administrative expenses increased to $12.6 million in 1996 from $9.4 million in 1995. Approximately $2.4 million of the increase was attributable to businesses acquired during 1996. Approximately $.4 million was due to an increase in administrative expenses primarily resulting from the hiring of several key executives in late 1995 and in the first three quarters of 1996, and approximately $.5 million was due to an increase in advertising, sales commissions and other selling expenses, related to the higher sales volumes. Selling, general and administrative expenses as a percentage of consolidated net revenues was 18.0% in 1996 versus 20.2% in 1995.

     Compensatory stock option expense increased to $936,000 for the year ended December 31, 1996 from $308,000 in 1995. The provisions of certain stock option agreements included the immediate vesting of those options on the effective date of the Company's IPO. Accordingly, the Company recorded a non-cash expense of $653,000 during the fourth quarter of 1996 to record the compensation associated with the immediate vesting of those stock options.

     Amortization of intangibles increased to $1.1 million in 1996 versus $817,000 in 1995 primarily due to amortization of goodwill recorded as a result of businesses acquired during 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations and acquisitions through a combination of cash flow from operations, bank borrowings and the issuance of shares of common stock.

     Cash provided by operating activities was $3.4 million for the year ended December 31, 1997 compared to cash used in operating activities of $2.1 million for the year ended December 31, 1996 and cash provided by operating activities of $1.3 million in 1995. The increase in operating cash flows in 1997 versus 1996 is primarily the result of higher consolidated net income, an increase in consolidated net revenue without a corresponding increase in accounts receivable, and an increase in accrued expenses and other liabilities.

     Cash used in investing activities totaled $68.3 million, $21.7 million and $1.8 million for the years ended December 31, 1997, 1996 and 1995, respectively, and has primarily been used to fund the acquisition of businesses and to invest in capital equipment. Cash used for acquisitions totaled $57.3 million in 1997 compared to $17.1 million and $1.4 million in 1996 and 1995, respectively. Cash used to invest in capital equipment totaled $10.4 million in 1997 compared to $4.6 million in 1996 and $1.1 million in 1995. The 1997 and 1996 investments in capital equipment included the purchase for approximately $3.5 million and $1.3 million, respectively, of previously leased equipment. During 1997, the Company invested approximately $1.4 million in the development of technological systems to meet the needs of its customers and invested in expanding and enhancing the technical infrastructure to support the Company's national information processing needs. These projects and related costs will continue as the Company pursues its acquisition strategy.

     Cash provided by financing activities was $67.7 million in 1997 compared to $23.8 million in 1996. In August 1997, the Company completed a secondary offering of 2,457,620 shares of common stock for net proceeds of approximately $58.0 million, after deducting underwriting discounts and other offering expenses. The net proceeds were used to repay debt outstanding under the Company's credit agreement and for general corporate purposes. In the fourth quarter of 1996, the Company completed an initial public offering of 3,450,000 shares of common stock for net proceeds of approximately $53.0 million, after deducting underwriting discounts and other offering expenses. The net proceeds were primarily used to repay amounts then outstanding under the Company's credit agreement and to redeem shares of common stock held by the Company's largest shareholder.

CREDIT AGREEMENT AND BORROWINGS

     Lason has a credit agreement with a bank group providing for revolving credit loans up to $80 million. Borrowings will be used to finance additional acquisitions of businesses, working capital, capital expenditures and for other corporate purposes. Borrowings under the credit agreement are collateralized by substantially all of Lason's assets. Lason is not required to make principal payments prior to 2001, the term of the loan. Interest on amounts outstanding is calculated based on interest rates determined at the time of borrowing. Borrowings bear interest at rates ranging from LIBOR plus a maximum of 2.25% (6.68% as of March 17, 1998) to a base percentage rate plus a maximum of 1.25% (8.50% as of March 17, 1998), depending on the Company's leverage ratio. The credit agreement contains restrictions on the acquisition of stock or assets, disposal of assets, incurrence of other liabilities, minimum requirements for cash flow and certain financial ratios. As of March 17, 1998, $69.8 million is outstanding under the credit agreement.

FUTURE CAPITAL NEEDS

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

YEAR 2000

     The Company is addressing the need to achieve year 2000 date conversion with no effect on customers or disruption to business operations. The Company is communicating with suppliers, customers, and others with which it does business to coordinate year 2000 conversion issues. The cost of compliance, which is not yet completely determined, is not expected to be material in relation to the Company's future results of operations due to the nature of the Company's operating systems.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     The financial statements and supplemental financial information included in this report are set forth on the Index to Financial Statements and Financial Statement Schedules included in this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

A. DIRECTORS

     Reported under the caption "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 1998 Proxy Statement, herein incorporated by reference.

B. EXECUTIVE OFFICERS

     Reported in Part I pursuant to General Instruction G to Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     Reported under the caption "Executive Compensation" in the Company's 1998 Proxy Statement, herein incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Reported under the captions "Record Date and Outstanding Shares" and "Security Ownership of Management" in the Company's 1998 Proxy Statement, herein incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reported under the caption "Certain Transactions With Management" in the Company's 1998 Proxy Statement, herein incorporated by reference.

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

(3) EXHIBITS

     The exhibits filed with this report are listed on the Exhibit Index on pages E-1 through E-5.

B. REPORTS ON FORM 8-K

     October 14, 1997 the registrant filed Form 8-K announcing that it had completed the acquisition of Image Conversion Systems, Inc. ("ICS"). In connection therewith, the following financial information was also filed pursuant to "Item 7" of such Form 8-K:

     (a) Financial Statements of ICS:

         Audited balance sheet as of October 31, 1996, and the related statements of operations, shareholders' equity and cash flows for the year then ended and the report of Arthur Andersen L.L.P. thereon, and the balance sheet as of April 30, 1997 (unaudited), the statement of operations for the six months ended April 30, 1997 and 1996, (unaudited), the statement of changes in shareholders'
equity as of April 30, 1997 (unaudited), the statement of cash flows for the six months ended April 30, 1997 and 1996 (unaudited), and the Notes to the Financial Statements.

     (b) Pro Forma Financial Information:

         Pro Forma condensed consolidated balance sheets as of June 30, 1997 (unaudited)

         Pro Forma condensed consolidated statements of income for the six months ended June 30, 1997 (unaudited)

         Pro Forma condensed consolidated statements of income for the year ended December 31, 1996 (unaudited)

         Notes to Pro Forma condensed consolidated financial information (unaudited)

     On November 18, 1997, the registrant filed Form 8-K announcing that it had signed a definitive agreement to acquire substantially all of the assets of VIP Imaging Inc.

     On December 10, 1997 the registrant filed Form 8-K announcing that it had completed the acquisition of VIP Imaging Inc.

                                  LASON, INC.

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS:
Consolidated Balance Sheets as of December 31, 1997 and
  1996......................................................           F-1
Consolidated Statements of Income for each of the years
  ended December 31, 1997, 1996 and 1995....................           F-2
Consolidated Statements of Stockholders' Equity for each of
  the years ended December 31, 1997, 1996 and 1995..........           F-3
Consolidated Statements of Cash Flows for each of the years
  ended December 31, 1997, 1996 and 1995....................           F-4
Notes to consolidated financial statements..................   F-5 to F-14
OTHER FINANCIAL INFORMATION:
Report of independent accountants...........................          F-15
FINANCIAL STATEMENT SCHEDULE:
I. Condensed financial information of registrant............    S-1 to S-3

All other schedules are omitted as not applicable or the information required is included in the consolidated financial statements or notes thereto.

                                  LASON, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT FOR SHARES)

                                                                 DECEMBER 31,
                                                              ------------------
                                                                1997      1996
                                                                ----      ----
ASSETS
Cash and cash equivalents...................................  $  2,925   $    79
Accounts receivable (net)...................................    43,815    24,546
Supplies....................................................     3,964     2,273
Prepaid expenses and other..................................     8,946     3,940
                                                              --------   -------
  Total current assets......................................    59,650    30,838
Computer equipment and software.............................     5,489     2,735
Production and office equipment.............................    18,171     5,416
Leasehold improvements......................................     2,460     1,010
Other.......................................................       902       644
                                                              --------   -------
                                                                27,022     9,805
  Less: Accumulated depreciation............................    (4,447)   (2,184)
                                                              --------   -------
  Net property and equipment................................    22,575     7,621
Deferred income taxes.......................................     1,034     2,571
Goodwill (net of accumulated amortization of $3,660 and
  $1,482 at December 31, 1997 and 1996, respectively).......    89,895    35,911
Other intangibles (net of accumulated amortization of $573
  and $274 at December 31, 1997 and 1996, respectively).....     4,745     1,605
                                                              --------   -------
  TOTAL ASSETS..............................................  $177,899   $78,546
                                                              ========   =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses............................................  $  6,984   $ 4,199
Accounts payable............................................     6,590     4,751
Notes payable...............................................     6,462        --
Customer deposits...........................................     2,810     3,706
Deferred income taxes.......................................     1,753     1,529
Other.......................................................     3,714        --
                                                              --------   -------
  Total current liabilities.................................    28,313    14,185
Revolving credit line borrowings............................    13,550     4,101
Other liabilities...........................................     3,431     2,194
                                                              --------   -------
  TOTAL LIABILITIES.........................................    45,294    20,480
                                                              --------   -------
Common stock with a put option..............................     1,060     1,060
STOCKHOLDERS' EQUITY
Common Stock, $.01 par value; 20,000,000 shares authorized,
  11,637,640 shares issued, 11,550,949 shares outstanding at
  December 31, 1997 and 8,610,246 shares issued and
  outstanding at December 31, 1996..........................       115        86
Preferred stock, $.01 par value, 5,000,000 shares
  authorized, none issued and outstanding at December 31,
  1997 and December 31, 1996................................        --        --
Additional paid-in capital..................................   117,352    51,912
Retained earnings...........................................    14,078     5,008
                                                              --------   -------
  TOTAL STOCKHOLDERS' EQUITY................................   131,545    57,006
                                                              --------   -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $177,899   $78,546
                                                              ========   =======

   The accompanying Notes are an integral part of the consolidated financial statements.

                                  LASON, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                                   YEARS ENDED DECEMBER 31,
                                                                ------------------------------
                                                                  1997       1996       1995
                                                                  ----       ----       ----
Revenues, net of postage of $42,444, $29,672 and $20,672 for the year ended December 31, 1997, 1996 and 1995,
  respectively..............................................    $120,337    $69,937    $46,605
Cost of revenues............................................      80,846     47,587     31,227
                                                                --------    -------    -------
  Gross profit..............................................      39,491     22,350     15,378
Selling, general and administrative expenses................      21,243     12,628      9,406
Compensatory stock option expense...........................         221        936        308
Amortization of intangibles.................................       2,477      1,121        817
                                                                --------    -------    -------
  Income from operations....................................      15,550      7,665      4,847
Net interest expense........................................       1,249      1,760      1,694
                                                                --------    -------    -------
  Income before income taxes and minority interest in net
     income of subsidiaries.................................      14,301      5,905      3,153
Provision for income taxes..................................       5,110      2,103      1,139
                                                                --------    -------    -------
  Income before minority interest in net income of
     subsidiaries...........................................       9,191      3,802      2,014
Minority interest in net income of subsidiaries.............         121         71         --
                                                                --------    -------    -------
  Net income................................................    $  9,070    $ 3,731    $ 2,014
                                                                ========    =======    =======
Basic earnings per share....................................    $   0.93    $  0.59    $  0.35
                                                                ========    =======    =======
Diluted earnings per share..................................    $   0.90    $  0.55    $  0.33
                                                                ========    =======    =======

   The accompanying Notes are an integral part of the consolidated financial statements.

                                  LASON, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                       (IN THOUSANDS, EXCEPT FOR SHARES)

                                        COMMON STOCK        ADDITIONAL
                                    --------------------     PAID-IN        LOANS TO      RETAINED
                                      SHARES      AMOUNT     CAPITAL      STOCKHOLDERS    EARNINGS     TOTAL
                                      ------      ------    ----------    ------------    --------     -----
Balances January 1, 1995........     5,692,040     $ 57      $  8,135       $(1,300)      $    --        6,892
Net income......................            --       --            --            --         2,014        2,014
Compensatory stock option
  expense.......................            --       --           308            --            --          308
Forgiveness of stockholder
  loans.........................            --       --            --            44           (44)          --
                                    ----------     ----      --------       -------       -------     --------
Balances at December 31, 1995...     5,692,040       57         8,443        (1,256)        1,970        9,214
Net income......................            --       --            --            --         3,731        3,731
Issuance of shares of common
  stock.........................     3,450,000       35        52,979            --            --       53,014
Redemption of shares of common
  stock.........................      (692,047)      (7)      (11,758)           --            --      (11,765)
Issuance of shares of common
  stock for acquisitions........       136,465        1         1,260            --            --        1,261
Employee stock options
  exercised.....................        23,788       --            52            --            --           52
Increase in stockholder loans...            --       --            --           (65)           --          (65)
Compensatory stock option
  expense.......................            --       --           936            --            --          936
Repayment of stockholder
  loans.........................            --       --            --           628            --          628
Forgiveness of stockholder
  loans.........................            --       --            --           693          (693)          --
                                    ----------     ----      --------       -------       -------     --------
Balances at December 31, 1996...     8,610,246       86        51,912            --         5,008       57,006
Net income......................            --       --            --            --         9,070        9,070
Issuance of shares of common
  stock.........................     2,457,620       25        58,044            --            --       58,069
Compensatory stock option
  expense.......................            --       --           221            --            --          221
Issuance of shares of common
  stock for acquisitions........       251,559        2         6,046            --            --        6,048
Employee stock options
  exercised.....................       231,524        2         1,129            --            --        1,131
                                    ----------     ----      --------       -------       -------     --------
Balances at December 31, 1997...    11,550,949     $115      $117,352       $    --       $14,078     $131,545
                                    ==========     ====      ========       =======       =======     ========

   The accompanying Notes are an integral part of the consolidated financial statements.

                                  LASON, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1997        1996        1995
                                                                ----        ----        ----
Net income..................................................  $   9,070   $   3,731   $  2,014
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................      4,941       2,327      1,817
  Compensatory stock option expense.........................        221         936        308
  (Gain) loss on disposal of fixed assets...................       (256)        (20)        23
  Deferred income taxes.....................................      1,761       1,119        781
Changes in operating assets and liabilities net of effects
  from acquisitions:
  Accounts receivable.......................................     (7,120)     (9,282)    (2,695)
  Supplies..................................................     (1,119)       (562)      (384)
  Prepaid expenses and other................................     (3,571)     (3,019)      (698)
  Accounts payable..........................................     (1,073)       (174)       397
  Customer deposits.........................................       (896)      2,792        (31)
  Accrued expenses and other liabilities....................      1,478          69       (277)
                                                              ---------   ---------   --------
Cash flows provided (used) by operating activities..........      3,436      (2,083)     1,255
                                                              ---------   ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisition of businesses, net of cash
  acquired..................................................    (57,274)    (17,137)    (1,430)
Additions to fixed assets and software development costs....    (11,799)     (4,611)    (1,126)
Proceeds from sales of fixed assets.........................        820          54        713
                                                              ---------   ---------   --------
  Net cash used in investing activities.....................    (68,253)    (21,694)    (1,843)
                                                              ---------   ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving line of credit......................    137,793     112,199     35,883
Repayments on revolving line of credit......................   (128,344)   (115,375)   (34,607)
Net proceeds from issuance of shares of common stock........     58,069      53,014         --
Proceeds from exercise of employee stock options............        145          --         --
Borrowings on acquisition credit facility...................         --      17,312         --
Repayments on acquisition credit facility...................         --     (17,312)        --
Principal payments on long-term debt........................         --     (13,500)    (1,500)
Redemption of shares of common stock........................         --     (11,765)        --
Proceeds from settlement of shareholder loans...............         --         628         --
Principal payments on lease liabilities and other debt......         --      (1,448)        --
                                                              ---------   ---------   --------
  Net cash provided (used) by financing activities..........     67,663      23,753       (224)
                                                              ---------   ---------   --------
Net increase (decrease) in cash and cash equivalents........      2,846         (24)      (812)
Cash and cash equivalents at beginning of year..............         79         103        915
                                                              ---------   ---------   --------
Cash and cash equivalents at end of year....................  $   2,925   $      79   $    103
                                                              =========   =========   ========
Supplemental disclosure of cash flow information
  Cash paid during the year for:
     Interest...............................................  $   1,139   $   2,141   $  1,329
     Income taxes...........................................      3,693       1,617      1,000

   The accompanying Notes are an integral part of the consolidated financial statements.

                                  LASON, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND CAPITALIZATION

     Lason, Inc. (together with it's subsidiaries, the "Company"), a Delaware corporation, was incorporated on January 5, 1995. The Company's initial equity was comprised of $10 million of Class B common stock and approximately $1 million of Class A-1 common stock. The Company contributed the capital to Lason Acquisition Corporation, a non-operating wholly-owned subsidiary. On January 17, 1995 the cash, in addition to $21 million of bank borrowings, was used to acquire the assets and assume certain liabilities of Lason Systems, Inc. ("Predecessor") and provide working capital. Subsequent to the acquisition, Lason Acquisition Corporation changed its name to Lason Systems, Inc. ("Lason") and continued the business operations of the Predecessor. Prior to the acquisition, three shareholders collectively acquired 93.8 percent of the Class A-1 common stock which represented a 46.9 percent aggregate interest of all outstanding classes of common stock in Lason at the time. The continuing shareholders' residual interest in the Company was recorded at historical cost resulting in an $8.6 million reduction in goodwill and stockholders' equity.

     In the fourth quarter of 1996, the Company completed an initial public offering ("IPO") of 3,450,000 shares of common stock, for net proceeds of approximately $53.0 million, after deducting underwriting discounts and other offering expenses. Approximately $41.2 million of the net proceeds was used to repay outstanding debt under the Company's credit agreement and approximately $11.8 million was used to redeem 692,047 shares of common stock held by the Company's largest shareholder. In August 1997, the Company completed a secondary offering of shares of common stock. See Note 5.

     In connection with and immediately prior to the consummation of the IPO, each share of Class A common stock was converted into one share of common stock, each share of Class B common stock was converted into approximately 1.3 shares of common stock, and the Company's Board of Directors approved a 2.5 for 1 common stock split. The Company's 1995 consolidated financial statements have been restated for this recapitalization. The authorized capital stock of the Company now consists of 20,000,000 shares of common stock, par value $0.01 per share and 5,000,000 shares of preferred stock, par value $0.01 per share.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS AND CUSTOMER CONCENTRATION

     The Company provides integrated outsourcing services for document management, records management and business communications. These services include high-volume optical and digital printing, facility management operations at customer sites, converting inputs into digital formats, data base management, and direct mailing, among others. The Company primarily serves customers in the manufacturing, financial services, healthcare and professional services industries.

     Transactions with various divisions of one domestic automotive manufacturer accounted for approximately 17 percent, 32 percent and 49 percent of the Company's consolidated net revenues for the years ended December 31, 1997, 1996 and 1995, respectively. Receivables from that customer were approximately $2.6 million, and $7.2 million as of December 31, 1997 and 1996, respectively. Transactions with various divisions of another domestic automotive manufacturer totaled approximately 14 percent, 19 percent and 12 percent of the Company's consolidated net revenues for the years ended December 31, 1997, 1996 and 1995, respectively. In addition, the Company had receivables outstanding from this second customer of approximately $7.1 million and $3.8 million as of December 31, 1997 and 1996, respectively.

BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the

                                  LASON, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates. Certain amounts in the prior year consolidated financial statements have been reclassified to conform with the current year presentation.

REVENUE RECOGNITION

     Revenues are recorded when the services are provided. Revenues are presented in the consolidated statements of income net of postage because the cost of such postage is passed through to the customer.

CASH EQUIVALENTS

     The company classifies as cash and cash equivalents amounts on deposit with banks and cash invested temporarily in various instruments with maturities of three months or less at the time of purchase.

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

INTANGIBLE ASSETS

     Goodwill is amortized using a straight-line method over 30 years. Covenants-not-to-compete are amortized using a straight-line method over the term of the agreement, generally 4 years. Deferred financing costs are amortized using the interest method over the term of the associated credit agreement.

     The Company capitalizes direct internal and external costs associated with the development of technological systems, primarily computer software, to meet the needs of its customers. Such costs, which are included in other intangible assets, are amortized using a straight-line method over the lesser of five years or the economic life of the related services. In addition, the Company capitalizes certain direct internal and external costs associated with upgrading and enhancing its information systems to support its national information processing needs. Capitalization of such costs begins when the preliminary planning stage for each project is completed and management has formally authorized its funding, and ends when the project is substantially complete. These costs are amortized using a straight-line method over five years. Research and development costs and other computer software and hardware maintenance costs are charged to expense as incurred.

     Annually, the Company evaluates the carrying value of intangibles to determine if there has been an impairment in value. The methodology used for this evaluation includes a review of annual operating performance, along with a review of anticipated results for future years. The Company determined that there had been no impairment in the net carrying amount of intangibles as of December 31, 1997.

                                  LASON, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosures about the fair value of financial instruments whether or not such instruments are recognized in the balance sheet. Due to the short-term nature of the Company's financial instruments, other than debt, fair values are not materially different from their carrying values. Based on the borrowing rates available to the Company, the carrying value of debt approximated fair value as of December 31, 1997 and 1996.

EARNINGS PER SHARE

     SFAS No. 128, "Earnings Per Share", was issued in March 1997 and is effective for financial statements issued after December 15, 1997. This Statement establishes standards for computing and presenting earnings per share ("EPS") and supersedes Accounting Principles Board Opinion No. 15 and its related interpretations. The Statement replaces the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution, whereas diluted EPS includes the potential dilution that could occur if securities or other contracts to issue shares of common stock were to be exercised or converted into shares of common stock. All prior period EPS amounts have been restated to reflect the provisions of SFAS No. 128.

     Basic earnings per share are computed by dividing net income available to common shareholders by the weighted average common shares outstanding. The 1996 and 1995 basic earnings per share amounts are based on the weighted average number of common shares outstanding, retroactively adjusted for the effect of a
2.5 for 1 common stock split effective October 15, 1996 (see Note 1).

     The following table presents a reconciliation of the numerator (income applicable to common shareholders) and denominator (weighted average common shares outstanding) for the basic and diluted earnings per share calculations for the years ended December 31, 1997, 1996 and 1995 (in thousands, except per share amounts).

                                                             YEAR ENDED DECEMBER 31,
                                   ---------------------------------------------------------------------------
                                            1997                      1996                      1995
                                   -----------------------   -----------------------   -----------------------
                                    NET               PER     NET               PER     NET               PER
                                   INCOME   SHARES   SHARE   INCOME   SHARES   SHARE   INCOME   SHARES   SHARE
                                   ------   ------   -----   ------   ------   -----   ------   ------   -----
BASIC EPS........................  $9,070    9,704   $0.93   $3,731   6,361    $0.59   $2,014   5,692    $0.35
EFFECT OF DILUTIVE SECURITIES
Contingently issuable shares of
  common stock...................      --       24      --       --      --       --       --      --       --
Potential shares of common stock
  from stock options
  outstanding....................      --      307      --       --     403       --       --     500       --
                                   ------   ------   -----   ------   -----    -----   ------   -----    -----
DILUTED EPS......................  $9,070   10,035   $0.90   $3,731   6,764    $0.55   $2,014   6,192    $0.33
                                   ------   ------   -----   ------   -----    -----   ------   -----    -----

     The weighted average common shares and common share equivalents outstanding used to compute the dilutive effect of common stock options outstanding was computed using the treasury stock method prescribed by SFAS No. 128. EPS calculations include, as outstanding to the date of redemption (October 15, 1996), 692,047 shares of common stock which would have been sold at the initial offering price of $17.00 per share to fund the redemption of such common stock owned by the former Class B shareholders.

                                  LASON, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

3. ACQUISITIONS

     From June 1995 through December 31, 1997, the Company, through certain of its subsidiaries, completed the acquisition of either substantially all of the assets or a controlling stock ownership interest in a substantial number of companies. Acquisitions completed in 1997 included the following:

     In January 1997, Lason acquired all of the outstanding common stock of Churchill Communications Corporation for $7.5 million in cash and 72,499 shares of the Company's common stock valued at approximately $1.5 million.

     In March 1997, Lason acquired all of the outstanding common stock of Automated Enterprises, Inc. ("AEI") for $5.9 million in cash and 31,008 shares of the Company's common stock valued at approximately $655,000. The stock purchase agreement provides for an additional payment to the selling shareholder if AEI's financial performance for the year ended December 31, 1997 and the year ending December 31, 1998 exceed specified targets. Under terms of the agreement, the selling shareholder can require the Company to accelerate the payment of $1.6 million in full payment of the Company's additional payment obligation.

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

     The shares of common stock issued in connection with the acquisition of ICS are (i) being held in escrow as collateral to indemnify the Company if contingencies set forth in the purchase agreement occur within twelve months from the date of the acquisition, and (ii) subject to forfeiture if ICS does not achieve targeted operating income in 1997 and in 1998. Further, if the operating income of ICS for such periods exceeds a targeted level, the purchase price may be increased by up to approximately $3.0 million.

     In November 1997, Lason acquired all of the common stock of Spectrum Document Services, Inc. ("Spectrum") for $481,000 in cash, a $2.7 million short-term promissory note due January 10, 1998 and a $300,000 promissory note, due January 10, 1999. The payment of the $300,000 promissory note is contingent on Spectrum generating a targeted operating cash flow for the twelve month period ending October 31, 1998.

     Also in November 1997, Lason acquired substantially all of the assets of VIP Imaging Inc. ("VIP") for $14.5 million in cash and 147,260 shares of the Company's common stock valued at approximately $4.0 million. With respect to the cash portion of the purchase price, $250,000 is being held in escrow and will be increased or decreased on a dollar-for-dollar basis to the extent net working capital, as defined by the asset purchase agreement, as of the closing date exceeds or falls below $4.756 million. With respect to the shares of common stock issued in connection with the VIP acquisition, 36,815 of such shares are being held in escrow as collateral to indemnify the Company if contingencies set forth in the purchase agreement occur. In addition, the purchase price may be increased up to $1.0 million if certain earnings and sales targets are met in the first 13-month period and subsequent 12-month period following the closing date of the acquisition.

     Also during 1997 the Company, through certain of its subsidiaries, acquired all of the common stock of Alpha Imaging, Inc.; Alpha Micro Graphics Supply, Inc.; Premier Copy Group, Inc.; Corporate Copies, Inc.; American Micro-Image, Inc.; Tri-City Micrographics, Inc.; Litigation Solutions, Inc.; and Data Reduction Inc.; and substantially all of the assets of Florida Data Bank, Inc. and Image Data Corporation, for an aggregate purchase price of approximately $13.0 million consisting of $8.7 million in cash, $3.4 million of short-term promissory notes due January 5, 1998 and 37,607 shares of the Company's common stock valued at approximately $891,000.

     All purchase price contingencies, if any, will be recorded as an adjustment to the purchase price when the contingency is resolved.

                                  LASON, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

     Generally, shares of common stock issued or to be issued in connection with the acquisitions, are subject to lock-up agreements ranging from twelve to twenty-four months. The lock-up agreements restrict the owners' ability to sell the shares of common stock.

     Each of the acquisitions was accounted for as a purchase. The results of operations for the year ended December 31, 1997 include the results of operations for each of the acquired companies since the date of their respective acquisition.

     The aggregate purchase price for the acquisitions completed for the year ended December 31, 1997, excluding liabilities assumed and including common stock held in escrow, was approximately $71.0 million. The purchase price was allocated to the assets acquired and liabilities assumed based on the related fair values at the date of acquisition. The excess of the aggregate purchase price over the fair values of assets acquired and liabilities assumed has been allocated to goodwill and is being amortized on a straight-line method over 30 years.

     In conjunction with these acquisitions, liabilities assumed and other non-cash consideration was as follows (in thousands):

Fair value of assets acquired...............................    $ 23,500
Goodwill....................................................      54,329
Cash paid in consideration for companies acquired...........     (55,891)
Stock issued in consideration for companies acquired........      (6,048)
Promissory notes issued in consideration for companies
  acquired..................................................      (6,085)
                                                                --------
Liabilities assumed.........................................    $  9,805
                                                                ========

     The following table summarizes pro forma unaudited results of operations as if each of the acquisitions completed during 1997 had occurred at the beginning of each year presented (in thousands, except per share amounts):

                                                          YEAR ENDED DECEMBER 31,
                                                        ----------------------------
                                                          1997              1996
                                                          ----              ----
                                                                (UNAUDITED)
Revenues............................................    $159,374          $127,924
Income before income taxes..........................      15,187            10,487
Net income..........................................       9,486             6,280
Basic earnings per share............................    $   0.96          $   0.95
Diluted earnings per share..........................        0.93              0.88

4. LONG-TERM DEBT

     Lason has a credit agreement with a bank group providing for revolving credit loans up to $80 million. Borrowings will be used to finance additional acquisitions of businesses, working capital, capital expenditures and for other corporate purposes. Borrowings under the credit agreement are collateralized by substantially all of Lason's assets. Lason is not required to make principal payments prior to 2001, the term of the loan. Interest on amounts outstanding is calculated based on interest rates determined at the time of borrowing. Borrowings bear interest at rates ranging from LIBOR plus a maximum of 2.25% to a base percentage rate plus a maximum of 1.25%, depending on the Company's leverage ratio. The credit agreement contains covenants which, among other things, place restrictions on the acquisition and disposal of assets, payment of dividends and incurrence of liabilities and sets minimum requirements for free cash flow and certain financial ratios. As of December 31, 1997, the loan agreement prohibits Lason from advancing funds or paying dividends to the Company. Borrowings outstanding under the credit agreement totaled $13.6 million and $4.1 million as of December 31, 1997 and 1996, respectively.

                                  LASON, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

     As of December 31, 1997, Lason was in violation of certain non-financial covenants. In February 1998, Lason obtained waivers of such non-financial covenant violations.

5. STOCKHOLDERS' EQUITY

     In August 1997, the Company completed a secondary offering of 2,457,620 shares of common stock for net proceeds of approximately $58.0 million, after deducting underwriting discounts and other offering expenses. The net proceeds were used to repay debt outstanding under the Company's credit agreement and for general corporate purposes.

     In connection with the transaction described in Note 1, Lason loaned certain shareholders, who were also shareholders in the Predecessor, approximately $1.3 million in 1995 which was used to pay their tax liability resulting from the sale of the assets of the Predecessor. In conjunction with the completion of the IPO in 1996, 50 percent of the then outstanding amounts of the shareholder loans were forgiven by the Company and charged to retained earnings. At the same time, the remaining 50 percent of shareholder loans outstanding were repaid to the Company, along with the related accrued interest to the date of settlement.

6. INCOME TAXES

     The Company and its qualifying subsidiaries file a consolidated Federal income tax return. The Federal income tax provision is computed on the consolidated taxable income of the Company and those subsidiaries.

     The components of the consolidated income tax provision are as follows (in thousands):

                                                                DECEMBER 31,
                                                       ------------------------------
                                                        1997        1996        1995
                                                        ----        ----        ----
Current provision
  Federal..........................................    $3,011      $  972      $  358
  State............................................       338          12          --
                                                       ------      ------      ------
Total current provision............................    $3,349      $  984      $  358
                                                       ------      ------      ------
Deferred provision
  Federal..........................................    $1,684      $1,092      $  781
  State............................................        77          27          --
                                                       ------      ------      ------
Total deferred provision...........................    $1,761      $1,119      $  781
                                                       ------      ------      ------
Total income tax provision.........................    $5,110      $2,103      $1,139
                                                       ======      ======      ======

                                  LASON, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

     Deferred income taxes represent the net tax effects of temporary differences between the carrying value amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax return purposes. Significant components of the Company's deferred Federal income tax assets and liabilities are as follows (in thousands):

                                                                   DECEMBER 31,
                                                                ------------------
                                                                 1997        1996
                                                                 ----        ----
Deferred tax assets related to:
  Goodwill..................................................    $2,317      $2,624
  Depreciation..............................................        --          63
  Compensatory stock option expense.........................       361         435
  Allowance for doubtful accounts...........................       146          54
  Covenant-not-to-compete amortization......................        43          30
  Other.....................................................         7          --
                                                                ------      ------
  Total deferred tax assets.................................    $2,874      $3,206
                                                                ======      ======
Deferred tax liabilities related to:
  Prepaid expenses..........................................    $1,059      $  787
  Goodwill..................................................       965         486
  Supplies..................................................       840         795
  Depreciation..............................................       418          --
  Capitalized software development costs....................       284          96
  Other.....................................................        27          --
                                                                ------      ------
  Total deferred tax liabilities............................    $3,593      $2,164
                                                                ======      ======

     The difference between the Company's statutory Federal income tax rate and its effective Federal income tax rate of 35.7 percent, 35.6 percent and 36.1 percent for the years ended December 31, 1997, 1996 and 1995, respectively, results primarily from travel and entertainment expenses and certain goodwill amortization that is not deductible for Federal income tax purposes.

7. STOCK OPTION PLAN

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

     The Company's 1995 stock option plan was adopted by the Board of Directors and approved by the Company's shareholders in January 1995. A committee composed of non-employee members of the Board of Directors determines which key employees will participate in the Plan. Under the Plan, the Company may grant up to 1,000,000 shares of common stock.

     For certain options granted during 1996 and 1995, the exercise price was less than the fair value of the Company's stock on the date of grant and, accordingly, compensation expense is recognized over the vesting period for such difference. For certain other options granted in 1997 and 1996, the exercise price equaled the market price on the date of grant and, therefore, no compensation expense was recognized. Options generally

                                  LASON, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

vest over a period which ranges from 3 to 5 years from the date of grant and each option's maximum term is generally 7 years from the grant date.

     The provisions of certain stock option agreements provided for immediate vesting of those options on the effective date of the IPO. Accordingly, the Company recorded a non-cash expense of $653,000 during the fourth quarter of 1996 to recognize the compensation associated with the immediate vesting of those stock options. Total compensation expense recorded for the years ended December 31, 1997, 1996 and 1995 was approximately $221,000, $936,000 and
$308,000, respectively.

     Had compensation expense for the Company's stock option plan been determined based on the fair value at the grant dates for awards, consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts as follows (in thousands, except per share amounts):

                                                        YEAR ENDED DECEMBER 31,
                                                        ------------------------
                                                         1997     1996     1995
                                                         ----     ----     ----
Net income
  As reported.........................................  $9,070   $3,731   $2,014
  Pro forma...........................................   8,159    3,582    1,957
Basic earnings per share
  As reported.........................................  $ 0.93   $ 0.59   $ 0.35
  Pro forma...........................................    0.84     0.56     0.32
Diluted earnings per share
  As reported.........................................  $ 0.90   $ 0.55   $ 0.33
  Pro forma...........................................    0.81     0.53     0.32

     For purposes of computing the pro forma amounts above, the fair value of each option granted was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995, respectively: dividend yield of 0.0 percent for all three years; expected volatility of 59 percent for 1997 and 74 percent for 1996 and 1995; risk free interest rates of 6.12 percent, 5.98 percent and 6.39 percent, respectively; and expected lives of 4.17 years, 4.02 years and 2.43 years, respectively.

     A summary of the status of the Company's stock option plan is as follows for each of the years ended December 31:

                                    1997                          1996                         1995
                         ---------------------------   --------------------------   --------------------------
                                    WEIGHTED-AVERAGE             WEIGHTED-AVERAGE             WEIGHTED-AVERAGE
                          SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE
                          ------    ----------------   ------    ----------------   ------    ----------------
Outstanding at
  beginning of year...    755,243        $ 5.33        419,326        $ 0.40             --        $  --
Granted
  Price = fair
     value............    167,996         23.66        210,500         16.75             --           --
  Price < fair
     value............         --            --        166,250          2.40        419,326         0.40
Exercised.............   (231,524)         0.66        (23,788)         0.40             --           --
Canceled..............    (28,397)        16.90        (17,045)         0.40             --           --
                         --------                      -------                      -------
Outstanding at end of
  year................    663,318        $11.14        755,243        $ 5.33        419,326        $0.40
                         ========                      =======                      =======
Options exercisable at
  end of year.........    262,413                      388,765                       56,818
Weighted-average fair
  value of options
  granted during
  year................     $12.00                        $8.95                        $2.51

                                  LASON, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

     The following table summarizes information about stock options outstanding as of December 31, 1997:

                         NUMBER          WEIGHTED-AVERAGE                                 NUMBER
   RANGES OF          OUTSTANDING           REMAINING           WEIGHTED-AVERAGE       EXERCISABLE        WEIGHTED-AVERAGE
EXERCISE PRICE        AT 12/31/97        CONTRACTUAL LIFE        EXERCISE PRICE        AT 12/31/97         EXERCISE PRICE
---------------       ------------       ----------------       ----------------       ------------       ----------------
$ 0.40 - $ 3.19         212,672                5.16                  $ 0.40              187,172               $ 0.40
  3.20 -  16.74         112,950                5.48                    4.37               33,241                 4.00
 16.75 -  17.74         182,500                5.96                   16.75               36,500                16.75
 17.75 -  28.25         155,196                6.53                   24.18                5,500                19.85
                        -------                                                          -------
                        663,318                5.75                  $11.14              262,413               $ 3.54
                        =======                ====                  ======              =======               ======

8. EMPLOYEE BENEFIT PLAN

     The Company has a 401(k) profit-sharing plan and trust (the "Plan"). Each employee who is 21 years of age or older who has worked for the Company for twelve months and performed 1,000 hours of service or, has an adjusted service date with the equivalent or greater term of service, is eligible to participate in the Plan. Eligible participants may contribute not less than 2 percent and up to 15 percent of their pretax compensation to the Plan. The Plan is contributory and the Company, at its discretion, can match up to 33 percent of eligible participant contributions not to exceed 9 percent of the participant's earnings. The Company's match contribution for the years ended December 31, 1997, 1996, and 1995 totaled approximately $337,000, $201,000, $172,000, respectively.

9. LEASE COMMITMENTS

     The Company has various operating lease agreements related primarily to equipment and buildings. As of December 31, 1997, future minimum rental payments required under noncancelable operating leases with initial or remaining lease terms in excess of one year are as follows (in thousands):

1998........................................................  $ 6,418
1999........................................................    4,914
2000........................................................    3,681
2001........................................................    2,283
2002........................................................    1,141
                                                              -------
Total.......................................................  $18,437
                                                              =======

     In addition, the Company has a number of equipment leases that are on a month-to-month basis.

     Total rent expense for the years ended December 31, 1997, 1996 and 1995 was approximately $9.2 million, $6.4 million and $5.2 million, respectively.

10. RELATED PARTY TRANSACTIONS

     The Company purchases printing services from a company owned by the wife of it's former president and a principal shareholder of the Company. For the years ended December 31, 1997, 1996 and 1995 the Company paid approximately $3.8 million, $1.4 million and $981,000, for such printing services. As of December 31, 1997 and 1996, $103,800 and $114,389 was due to that company, respectively, for printing services, and is included in accounts payable in the consolidated balance sheets. In December 1997, the Company sold certain assets to this company and recognized a gain on the sale of approximately $183,000.

     The Company leases property and a building from a general partnership in which the Company's Chairman is the managing partner. Another principal shareholder of the Company owns 33.33 percent of such

                                  LASON, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONCLUDED

partnership and is one of its partners. The Company paid $150,150, $191,100 and $191,100 in rent to that partnership for the years ended December 31, 1997, 1996 and 1995, respectively.

     The Company leases certain equipment from a company in which the Company's Chairman is a 50 percent owner and its president. For the years ended December 31, 1997, 1996 and 1995 the Company paid $258,000, $184,390 and $57,100, respectively, in rent for such operating leases.

     The Company contracts temporary employment services from a company which is owned by the wife of a senior member of management. The Company paid $797,000, $735,670 and $2,905 for the years ended December 31, 1997, 1996 and 1995, respectively, for such services.

     The Company believes that all the above transactions were on terms that were reasonable and competitive. Additional transactions of the nature described may take place in the ordinary course of business in the future.

11. COMMITMENTS AND CONTINGENCIES

     Various claims have been made against the Company in the normal course of business. Management believes that none of these legal proceedings will have a material adverse effect on the Company's business, financial condition or results of operations.

12. SUBSEQUENT EVENTS

     During the first quarter of 1998, the Company, through certain of its subsidiaries, acquired either substantially all of the assets or 100% of the common stock of several companies for an aggregate purchase price, excluding liabilities assumed, of approximately $54.7 million, consisting of $45.3 million in cash, funded by bank borrowings, and 320,359 shares of the Company's common stock valued at approximately $9.4 million.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Lason, Inc.

     We have audited the consolidated financial statements and the financial statement schedule of Lason, Inc. (the "Company") and subsidiaries listed in
Item 14(A) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lason, Inc. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

Coopers & Lybrand L.L.P.

Detroit, Michigan
March 16, 1998

                                                                      SCHEDULE I

                                  LASON, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                   DECEMBER 31,
                                                                -------------------
                                                                  1997       1996
                                                                  ----       ----
ASSETS
Investment in subsidiaries..................................    $131,184    $56,573
Deferred tax asset..........................................         361        433
                                                                --------    -------
     Total assets...........................................    $131,545    $57,006
                                                                ========    =======
LIABILITIES
Total liabilities...........................................          --         --
STOCKHOLDERS' EQUITY
Common stock................................................    $    115    $    86
Additional paid in capital..................................     117,498     51,986
Retained earnings...........................................      13,932      4,934
                                                                --------    -------
     Total stockholders' equity.............................     131,545     57,006
                                                                --------    -------
     Total liabilities and stockholders' equity.............    $131,545    $57,006
                                                                ========    =======

                                                                      SCHEDULE I

                                  LASON, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               INCOME STATEMENTS
                                 (IN THOUSANDS)

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               1997     1996     1995
                                                               ----     ----     ----
REVENUE.....................................................  $   --   $   --   $   --
OPERATING EXPENSES
Compensatory stock option expense...........................     221      936      308
                                                              ------   ------   ------
Operating loss..............................................    (221)    (936)    (308)
Equity in net income of subsidiaries........................   9,219    4,339    2,217
                                                              ------   ------   ------
Income before taxes.........................................   8,998    3,403    1,909
Income tax benefit..........................................     (72)    (328)    (105)
                                                              ------   ------   ------
  Net Income................................................  $9,070   $3,731   $2,014
                                                              ======   ======   ======

                                                                      SCHEDULE I

                                  LASON, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    YEAR ENDED DECEMBER 31,
                                                                --------------------------------
                                                                  1997        1996        1995
                                                                  ----        ----        ----
NET CASH USED IN OPERATING ACTIVITIES.......................    $     --    $     --    $     --
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in subsidiary....................................     (65,248)    (41,236)    (10,900)
                                                                --------    --------    --------
Net cash used in investing activities.......................     (65,248)    (41,236)    (10,900)
                                                                --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares of common stock..........................      65,248      53,001      10,900
Redemption of shares of common stock........................          --     (11,765)         --
                                                                --------    --------    --------
Net cash provided by financing activities...................      65,248      41,236      10,900
                                                                --------    --------    --------
Change in cash..............................................          --          --          --
Cash at beginning of year...................................          --          --          --
Cash at end of year.........................................    $     --    $     --    $     --
                                                                ========    ========    ========

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Lason, Inc.

                                          By:   /s/ WILLIAM J. RAUWERDINK

                                            ------------------------------------
                                                   William J. Rauwerdink
                                                Executive Vice President and
                                                  Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated:

                SIGNATURE                                      TITLE                           DATE
                ---------                                      -----                           ----

                    *                         Chairman of the Board                       March 30, 1998
------------------------------------------
            Robert A. Yanover*

            /s/ GARY L. MONROE                President, Chief Executive Officer          March 30, 1998
------------------------------------------    (Principal Executive Officer) and
              Gary L. Monroe                  Director

        /s/ WILLIAM J. RAUWERDINK             Executive Vice President, Chief             March 30, 1998
------------------------------------------    Financial Officer, Treasurer and
          William J. Rauwerdink               Secretary (principal financial and
                                              accounting officer)

                    *                         Director                                    March 30, 1998
------------------------------------------
             Fariborz Ghadar

                    *                         Director                                    March 30, 1998
------------------------------------------
            Donald M. Gleklen

                    *                         Director                                    March 30, 1998
------------------------------------------
             Allen J. Nesbitt

                    *                         Director                                    March 30, 1998
------------------------------------------
             Joseph R. Nolan

                    *                         Director                                    March 30, 1998
------------------------------------------
             Bruce V. Rauner

      *By: /s/ WILLIAM J. RAUWERDINK
   ------------------------------------
          William J. Rauwerdink,
             Attorney-in-Fact

                                EXHIBIT INDEX


EXHIBIT                                                                                        PAGE
NO.                     DESCRIPTION                                                            NO.
___________________________________________________________________________________________________


2.1             Asset Purchase Agreement and Equipment Purchase dated
                May 29, 1995 by and among Lason Systems, Inc., Adcom
                Mailers, Inc. and its affiliated company, Linkster Leasing.(1)
2.2             Asset Purchase Agreement dated December 28, 1995 by and among
                Lason Systems, Inc. and Mail-Away Corporation.(1)
2.3             Asset Purchase Agreement dated February 1, 1996 by and among
                Lason Systems, Inc. and Diversified Support Services, Inc.(1)
2.4             Stock Purchase Agreement with respect to the acquisition of
                Delaware Legal Copy, Inc. dated March 25, 1996 by and among
                Lason Systems, Inc. and the Shareholders (as defined
                therein).(1)
2.5             Stock Purchase Agreement with respect to the acquisition of
                Information & Image Technology of America, Inc. dated July 16,
                1996 by and among Lason Systems, Inc. and the Shareholders as
                (as defined therein).(1)
2.6             Stock Purchase Agreement with respect to the acquisition of
                Great Lakes Micrographics Corporation dated July 17, 1996 by and among Lason Systems, Inc. and the Shareholders (as defined therein).(1)
2.7             Stock Purchase Agreement with respect to the acquisition of
                Micro-Pro, Inc. and MP Services, Inc. dated July 24, 1996 by and among Lason Systems, Inc. and the Shareholders (as defined therein.(1)
2.8             Stock Purchase Agreement with respect to the acquisition of
                National Reproductions Corp. dated August 6, 1996 by and
                among Lason Systems, Inc. and the Shareholders (as defined therein).(1)
2.9             Agreement of Purchase and Sale of Stock with respect to the acquisition of Image Conversion Systems, Inc. dated July 17,
                1996.(6)
2.10            Asset Purchase Agreement with respect to the VIP Acquisition.
                (9)
2.11            Stock Purchase Agreement with respect to the Racom Acquisition.
                (10)
2.12            Asset Purchase Agreement with respect to the API Acquisition.
                (11)
3.1             Form of Amended and Restated Certificate of Incorporation of
                the Company.(1)
3.2             Form of Revised Amended and Restated By-Laws of the



EXHIBIT                                                                                   PAGE
NO.                           DESCRIPTION                                                 NO.
______________________________________________________________________________________________

                Company.(1)
3.3             Form of Revised Amended and Restated By-Laws.(2)
4.1 Form of certificate representing Common Stock of the Company.(1)
10.1            Asset Purchase Agreement dated February 1, 1996 by and among
                Lason Acquisition Corp, Lason Systems, Inc. and the J. Yanover
                Trust, the R. Yanover Trust and Messrs. Nesbitt, Kowalski,
                Elland and Carey.(1)
10.2            Purchase Agreement dated January 17, 1995 by and between the
                Company and GTCR Fund IV.(1)
10.3 Executive Stock Agreement dated January 17, 1995 by and among the Company and the J. Yanover Trust, the R. Yanover Trust, the
                Nesbitt Trust and Messrs. Kowalski, Elland and Carey.(1)
10.4            Stockholders Agreement dated January 17, 1995. by and among the
                Company and certain of its stockholders.(1)
10.5            Registration Agreement dated January 17, 1995 by and among the
                Company and the 1995 Stockholders.(1)
10.6            Credit Agreement dated January 17, 1995 by and among Lason
                Acquisition Corp., the J. Yanover Trust, the R. Yanover Trust and Mr. Yanover.(1)
10.7            Credit Agreement dated January 17, 1995 by and among Lason
                Acquisition Corp., the Nesbitt Trust and Mr. Nesbitt.(1)
10.8            Employment Agreement between Lason Systems, Inc. and Gary
                Monroe.(1)
10.9            Offer of employment dated April 30, 1996 from Lason Systems,
                Inc. to Mr. Rauwerdink.(1)
10.10           Offer of employment dated April 30, 1996 from Lason Systems,
                Inc. to Mr. Jablonski.(1)
10.11           1995 Stock Option Plan of the Company.(1)
10.12 Employee Stock Option Agreements dated January 17, 1995 by and among the Company and each of Donald L. Elland, Richard C.
                Kowalski, Gregory C. Carey, Karl H. Hartig, James J. Dewan,
                Lawrence C. Jones, Scott L. Christensen, Daniel J. Buckley,
                Paul G. Dugan, John H. Wallanse and David J. Malosh.(1)
10.13 Employee Stock Option Agreement dated December 21, 1995 by and between the Company and Mr. Monroe.(1)
10.14           Stock Option Agreement dated August 7, 1995 by and between the
                Company and Mr. Gleklen.(1)
10.15           Employee Stock Option Agreement by and between the Company and
                Mr. Rauwerdink.(1)





EXHIBIT                                                                                   PAGE
NO.                  DESCRIPTION                                                          NO.
______________________________________________________________________________________________

10.16           Employee Stock Option Agreement by and between the Company and Mr. Jablonski.(1)
10.17           1996 Lason Management Bonus Plan.(1)
10.18           Lason Systems, Inc. 401(k) Profit Sharing Plan & Trust.(1)
10.19           Amendments to Lason Systems, Inc. 401(k) Profit Sharing Plan
                & Trust.(1)
10.20           Loan Agreement dated January 17, 1995 by and among Lason
                Systems, Inc., First Union National Bank of North Carolina,
                as lender and  as agent, and each other lender party thereto, including Term Note and Revolving Credit Note.(1)
10.21           Security Agreement dated as of January 17, 1995 by and among
                Lason Systems, Inc. and First Union National Bank of North
                Carolina, as agent for Lenders (as defined in the Loan
                Agreement).(1)
10.22           Guaranty Agreement dated as of January 17, 1995 given by the
                Company and extended to First Union National Bank of North
                Carolina, as agent for Lenders (as defined in the Loan
                Agreement), and as Lenders for the benefit of Lason Systems.(1)
10.23           Guarantor Pledge Agreement dated as of January 17, 1995 given by the Company for the benefit of First Union National Bank of
                North Carolina, as agent for Lenders (as defined in the Loan
                Agreement).(1)
10.24           First Amendment to Loan Agreement dated as of March 25, 1996 between Lason Systems, Inc. and First Union National Bank of
                North Carolina, as agent.(1)
10.25           Second Amendment to Loan Agreement dated as of May 15, 1996 between Lason Systems, Inc. and First Union National Bank of
                North Carolina, as agent.(1)
10.26           Third Amendment to Loan Agreement dated as of July 10, 1996 between Lason Systems, Inc. and First Union National Bank of
                North Carolina, as agent.(1)
10.27           Lease Agreement dated as of September 3, 1985 by and between
                Lason Systems, Inc. and Mart Associates as amended.(1)
10.28           Lease Agreement dated as of August 3, 1995 by and between Lason
                Lason Systems, Inc. and Kensington Center, Inc.(1)
10.29           Lease Agreement by and between Lason Systems, Inc. and The Prudential
                Insurance Company of America.(1)
10.30           Fourth Amendment to Loan Agreement dated as of August 16, 1996 between Lason Systems, Inc. and First Union National Bank



EXHIBIT                                                                              PAGE
NO.                  DESCRIPTION                                                NO.
______________________________________________________________________________________________

                North Carolina, as agent, including the Amended and Restated Revolving Credit Note and Interim Term
                Note(1)
10.31           First Amendment to Lease Agreement dated as of July 26,
                1996 by and between Lason Systems, Inc. and Kensington
                Center, Inc.(1)
10.32 Form of Recapitalization Agreement among the Company and certain of its stockholders, including Plan
                Recapitalization.(1)
10.33 Form of Voting Agreement among the Company and certain of its stockholders.(1)
10.34           Form of Termination Agreement between Lason Systems,
                Inc. and each of the Borrowers.(1)
10.35           Form of Redemption Agreement between the Company and
                Golder Thoma, Cressey, Rauner Fund IV, L.P.(1)
10.36 Amendment to Employee Stock Option Agreement by and between the Company and Mr. Gleklen.(1)
10.37 Agreement of Purchase and Sale of Stock with respect to Churchill Acquisition.(3)
10.38           Employee Stock Option Agreement by and between the
                Company and Mr. Rauwerdink dated December 17, 1996.(4)
10.39           Employee Stock Option Agreement by and between the
                Company and Mr. Jablonski dated December 17, 1996.(4)
10.40           Employee Stock Option Agreement by and between the
                Company and Mr. Monroe dated December 17, 1996.(5)
10.41           Employee Stock Option Agreement by and between the
                Company and Mr. Ghadar dated January 15, 1997.(5)
10.42           Amended and Restated Loan Agreement dated February 20,
                1997 by and among Lason Systems, Inc., First Union
                National Bank of North Carolina, as agent for the Lenders, and each other lender party thereto, including Term Note and Swingline Credit Note.(5)
10.43           Amended and Restated Security Agreement dated February
                20, 1997 by and among Lason Systems, Inc. and First
                Union National Bank of North Carolina, as lender and as agent for Lenders.(5)
10.44           Amended and Restated Guaranty Agreement dated February
                20, 1997 given by the Company and extended to First
                Union National Bank of North Carolina, as agent for
                Lenders and as Lenders for the benefit of Lason
                Systems.(5)
10.45           Amended and Restated Guarantor Pledge Agreement dated
                February 20, 1997 made by the Company for the benefit of



EXHIBIT                                                                              PAGE
NO.                       DESCRIPTION                                                NO.
_________________________________________________________________________________________

                First Union National Bank of North Carolina, as agent for Lenders.(5)
10.46           Lender Addition and Acknowledgment Agreement.(7)
10.47           First Amendment to Amended and Restated Loan
                Agreement.(7)
10.48           Amendment to Stock Option Agreement between the
                Company and William J. Rauwerdink dated October 7,
                1997.(8)
10.49           Amendment to Stock Option Agreement between the
                Company and Brian E. Jablonski dated October 7,
                1997.(8)
21.1            Subsidiaries of the Company.+
23.1            Consent of Coopers & Lybrand L.L.P.+
24.1            Powers of Attorney.+
27.1            Financial Data Schedule.+
27.2            Financial Data Schedule.+
27.3            Financial Data Schedule.+
27.4            Financial Data Schedule.+
27.5            Financial Data Schedule.+
27.6            Financial Data Schedule.+

 +   filed herewith

(1) Incorporated herein by reference to registrant's Form S-1 filed on October 7, 1996, Commission File No. 333-09799.

(2) Incorporated herein by reference to registrant's Form 10-Q filed on May 15, 1997, Commission File No. 0-21407.

(3) Incorporated herein by reference to registrant's Form 8-K filed on February 18, 1997, Commission File No. 0-21407.

(4) Incorporated herein by reference to registrant's Form S-8 filed on December 23, 1996, Commission File No. 333-18551.

(5) Incorporated herein by reference to registrant's Form 10-K filed on March 31, 1997, Commission File No. 0-21407.

(6) Incorporated herein by reference to registrant's Form 8-K filed on August 4, 1997, Commission File No. 0-21407.

(7) Incorporated herein by reference to registrant's Amendment No. 1 to Form S-1 filed on August 15, 1997.

(8) Incorporated herein by reference to registrant's Form 10-Q filed on November 14, 1997, Commission File No. 0-21407.

(9) Incorporated herein by reference to registrant's Form 8-K filed on December 10, 1997, Commission File No. 0-21407.

(10) Incorporated herein by reference to registrant's Form 8-K filed on March 17, 1998, Commission File No. 0-21407.

(11) Incorporated herein by reference to registrant's Form 8-K filed on March 20, 1998, Commission File No. 0-21407.