Form 10-K/A
period 1997-12-31
LASON INC
filed 1998-04-16
CIK 1020616

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A


                                AMENDMENT NO. 1

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

                                  LASON, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                       (IN THOUSANDS, EXCEPT FOR SHARES)

                                        COMMON STOCK        ADDITIONAL
                                    --------------------     PAID-IN        LOANS TO      RETAINED
                                      SHARES      AMOUNT     CAPITAL      STOCKHOLDERS    EARNINGS     TOTAL
                                      ------      ------    ----------    ------------    --------     -----
Balances January 1, 1995........     5,692,040     $ 57      $  8,135       $(1,300)      $    --     $  6,892
Net income......................            --       --            --            --         2,014        2,014
Compensatory stock option
  expense.......................            --       --           308            --            --          308
Forgiveness of stockholder
  loans.........................            --       --            --            44           (44)          --
                                    ----------     ----      --------       -------       -------     --------
Balances at December 31, 1995...     5,692,040       57         8,443        (1,256)        1,970        9,214
Net income......................            --       --            --            --         3,731        3,731
Issuance of shares of common
  stock.........................     3,450,000       35        52,979            --            --       53,014
Redemption of shares of common
  stock.........................      (692,047)      (7)      (11,758)           --            --      (11,765)
Issuance of shares of common
  stock for acquisitions........       136,465        1         1,260            --            --        1,261
Employee stock options
  exercised.....................        23,788       --            52            --            --           52
Increase in stockholder loans...            --       --            --           (65)           --          (65)
Compensatory stock option
  expense.......................            --       --           936            --            --          936
Repayment of stockholder
  loans.........................            --       --            --           628            --          628
Forgiveness of stockholder
  loans.........................            --       --            --           693          (693)          --
                                    ----------     ----      --------       -------       -------     --------
Balances at December 31, 1996...     8,610,246       86        51,912            --         5,008       57,006
Net income......................            --       --            --            --         9,070        9,070
Issuance of shares of common
  stock.........................     2,457,620       25        58,044            --            --       58,069
Compensatory stock option
  expense.......................            --       --           221            --            --          221
Issuance of shares of common
  stock for acquisitions........       251,559        2         6,046            --            --        6,048
Employee stock options
  exercised.....................       231,524        2         1,129            --            --        1,131
                                    ----------     ----      --------       -------       -------     --------
Balances at December 31, 1997...    11,550,949     $115      $117,352       $    --       $14,078     $131,545
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

10. RELATED PARTY TRANSACTIONS


     The Company purchases printing services from a company owned by the wife of it's former president and a principal shareholder of the Company. For the years ended December 31, 1997, 1996 and 1995 the Company paid approximately $1.7 million, $1.4 million and $981,000, for such printing services. As of December 31, 1997 and 1996, $103,800 and $114,389 was due to that company, respectively, for printing services, and is included in accounts payable in the consolidated balance sheets. In December 1997, the Company sold certain assets to this company and recognized a gain on the sale of approximately $183,000.


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


     The Company leases certain equipment from a company in which the Company's Chairman is a 50 percent owner and its president. For the years ended December 31, 1997, 1996 and 1995 the Company paid $116,500, $184,390 and $57,100, respectively, in rent for such operating leases.


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

                                          Lason, Inc.

                                          By:   /s/ WILLIAM J. RAUWERDINK
                                              ----------------------------------
                                                   William J. Rauwerdink
                                                Executive Vice President and
                                                  Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated:


                SIGNATURE                                       TITLE                           DATE
                ---------                                       -----                           ----

                    *                         Chairman of the Board                        April 15, 1998
------------------------------------------
            Robert A. Yanover*

            /s/ GARY L. MONROE                President, Chief Executive Officer           April 15, 1998
------------------------------------------    (Principal Executive Officer) and
              Gary L. Monroe                  Director

        /s/ WILLIAM J. RAUWERDINK             Executive Vice President, Chief Financial    April 15, 1998
------------------------------------------    Officer, Treasurer and Secretary
          William J. Rauwerdink               (principal financial and accounting
                                              officer)

                    *                         Director                                     April 15, 1998
------------------------------------------
             Fariborz Ghadar

                    *                         Director                                     April 15, 1998
------------------------------------------
            Donald M. Gleklen

                    *                         Director                                     April 15, 1998
------------------------------------------
             Allen J. Nesbitt

                    *                         Director                                     April 15, 1998
------------------------------------------
             Joseph R. Nolan

                    *                         Director                                     April 15, 1998
------------------------------------------
             Bruce V. Rauner

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



EXHIBIT                                                                         PAGE
NO.                  DESCRIPTION                                                NO.
-----------------------------------------------------------------------------------------

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



EXHIBIT                                                                              PAGE
NO.                       DESCRIPTION                                                NO.
_________________________________________________________________________________________

                First Union National Bank of North Carolina, as agent for Lenders.(5)
10.46           Lender Addition and Acknowledgment Agreement.(7)
10.47           First Amendment to Amended and Restated Loan
                Agreement.(7)
10.48           Amendment to Stock Option Agreement between the
                Company and William J. Rauwerdink dated October 7,
                1997.(8)
10.49           Amendment to Stock Option Agreement between the
                Company and Brian E. Jablonski dated October 7,
                1997.(8)
21.1            Subsidiaries of the Company. (12)
23.1            Consent of Coopers & Lybrand L.L.P.+
24.1            Powers of Attorney. (12)
27.1            Financial Data Schedule. (12)


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

(12) Previously filed with initial filing.