Form 10-Q
period 1998-03-31
LASON INC
filed 1998-05-15
CIK 1020616

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]







As of May 13, 1998, 12,039,039 shares of Common Stock, $.01 par value were outstanding.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                         Page No.

         ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets as of
              March 31, 1998 (Unaudited) and December 31, 1997             2

         Condensed Consolidated Statements of Income (Unaudited),
              Three Months Ended March 31, 1998 and 1997                   3

         Condensed Consolidated Statements of Cash Flows (Unaudited),
              Three Months Ended March 31, 1998 and 1997                   4

         Notes to Condensed Consolidated Financial Statements
              (Unaudited)                                                  5

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                      8

PART II - OTHER INFORMATION


         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                        11

         SIGNATURES                                                       12

                                  Lason, Inc.
                     Condensed Consolidated Balance Sheets
                       (In thousands, except for shares)


                                                                                 MARCH 31,      DECEMBER 31,
                                                                                   1998             1997
                                                                                -----------     ------------
                                                                                (unaudited)
ASSETS
Cash and cash equivalents                                                       $     1,822     $      2,925
Accounts receivable  (net)                                                           55,110           43,815
Supplies                                                                              5,514            3,964
Prepaid expenses and other                                                            8,165            8,946
                                                                                -----------     ------------
     Total current assets                                                            70,611           59,650

Property and equipment (net)                                                         32,072           22,575
Deferred income taxes                                                                   553            1,034
Intangible assets (net)                                                             137,301           94,640

                                                                                -----------     ------------
     TOTAL ASSETS                                                               $   240,537     $    177,899
                                                                                ===========     ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses                                                                $     8,832     $      6,984
Accounts payable                                                                      6,861            6,590
Notes payable                                                                           244            6,462
Customer deposits                                                                     3,920            2,810
Deferred income taxes                                                                 1,656            1,753
Other                                                                                 6,158            3,714
                                                                                -----------     ------------
     Total current liabilities                                                       27,671           28,313
Revolving credit line borrowings                                                     68,300           13,550
Other liabilities                                                                     8,283            3,431
                                                                                -----------     ------------
     TOTAL LIABILITIES                                                              104,254           45,294
                                                                                -----------     ------------

Common stock with a put option                                                        1,060            1,060

STOCKHOLDERS' EQUITY
Common Stock, $.01 par value; 20,000,000 shares authorized,
     12,031,224 shares issued, 11,627,705 shares outstanding and 11,637,640
        shares issued, 11,550,949 outstanding                                           116              115
Preferred stock, $.01 par value, 5,000,000 shares authorized,
     none issued and outstanding                                                          -                -
Additional paid-in capital                                                          117,563          117,352
Retained earnings                                                                    17,544           14,078
                                                                                -----------     ------------
     TOTAL STOCKHOLDERS' EQUITY                                                     135,223          131,545
                                                                                -----------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $   240,537     $    177,899
                                                                                ===========     ============





   The accompanying Notes are an integral part of the condensed consolidated financial statements.

                                  Lason, Inc.
                  Condensed Consolidated Statements of Income
                  (In thousands, except for per share amounts)
                                  (Unaudited)



                                                                   THREE MONTHS ENDED MARCH 31,
                                                                ---------------------------------
                                                                      1998               1997
                                                                --------------     --------------
Revenues, net of postage                                        $       46,566     $       26,236
Cost of revenues                                                        29,811             18,147
                                                                --------------     --------------
     Gross profit                                                       16,755              8,089

Selling, general and administrative expenses                             9,778              4,349
Compensatory stock option expense                                           69                 54
Amortization of intangibles                                                966                480
                                                                --------------     --------------
     Income from operations                                              5,942              3,206
Net interest expense                                                       646                266
                                                                --------------     --------------
     Income before income taxes                                          5,296              2,940
Provision for income taxes                                               1,830              1,047
                                                                --------------     --------------

     Net Income                                                 $        3,466     $        1,893
                                                                ==============     ==============

Basic earnings per share                                        $         0.30    $          0.22
                                                                ==============     ==============

Diluted earnings per share                                      $         0.29    $          0.21
                                                                ==============     ==============





   The accompanying Notes are an integral part of the condensed consolidated financial statements.

                                  Lason, Inc.
                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)


                                                                           THREE MONTHS ENDED MARCH 31,
                                                                          -----------------------------
                                                                            1998                 1997
                                                                          ---------            --------
                                                                          ---------            --------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                               $   2,084            $  3,079
                                                                          ---------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisition of  businesses,
     net of cash acquired                                                   (47,610)            (16,683)
Additions to property and equipment                                          (4,250)             (2,253)
Proceeds from sales of fixed assets                                               -                 122

                                                                          ---------            --------
     Net cash used in  investing activities                                 (51,860)            (18,814)
                                                                          ---------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving line of credit                                      131,250              41,843
Repayments on revolving line of credit                                      (76,500)            (23,444)
Repayments of notes payable                                                  (6,218)                  -
Proceeds from exercise of employee stock options                                141                  46

                                                                          ---------            --------
     Net cash provided by financing activities                               48,673              18,445
                                                                          ---------            --------

Net (decrease) increase in cash and cash equivalents                         (1,103)              2,710
Cash and cash equivalents at beginning of  period                             2,925                  79
                                                                          ---------            --------
Cash and cash equivalents at end of period                                $   1,822            $  2,789
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

         In the opinion of management, all necessary adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

         For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission on March 31, 1998.

         Certain reclassifications have been made to the consolidated financial statements for 1997 to conform to the 1998 presentation.


NOTE 2.  ACQUISITIONS

         In February, 1998, the Company acquired Racom Corporation and its affiliates by acquiring 100% of the outstanding common stock of its parent, Southern Microfilm Associates, Inc. ("Racom"), for $20.9 million in cash and 188,372 shares of the Company's common stock valued at approximately $5.2 million. The shares of common stock are being held in escrow as collateral to indemnify the Company if contingencies set forth in the purchase agreement occur within 12 months from the date of acquisition.

         In March, 1998, the Company acquired substantially all of the assets of API Systems, Inc. for $21.5 million in cash and 117,702 shares of the Company's common stock valued at approximately $3.8 million. Substantially all of the shares of common stock are being held in escrow as collateral to indemnify the Company if contingencies set forth in the purchase agreement occur within 12 months from the date of acquisition.

         The aggregate purchase price for all acquisitions completed during the first quarter of 1998, excluding liabilities assumed, was approximately $55.4 million. The purchase price was allocated to the assets acquired and liabilities assumed based on the related fair values at the date of acquisition. The excess of the aggregate purchase price over the fair values of assets acquired and liabilities assumed has been allocated to goodwill and is being amortized on a straight-line method over 30 years.

         Each of the acquisitions was accounted for as a purchase. The results of operations for the three months ended March 31, 1998 include the results of operations for each of the acquired companies since the date of their respective acquisition.

         In conjunction with these acquisitions, liabilities assumed and other non-cash consideration was as follows:

           Fair value of assets acquired                             $ 17,704
           Goodwill                                                    40,416
           Net cash paid in consideration for companies acquired      (46,152)
                                                                     --------
           Liabilities assumed                                       $ 11,968
                                                                     ========

         The following table summarizes pro forma unaudited results of operations as if each of the acquisitions completed during the first quarter of 1998 had occurred at the beginning of the periods presented:

                                            Three Months Ended March 31,
                                            ----------------------------
                                               1998               1997
                                               ----               ----

         Revenues                             $56,989           $43,197
         Income before income taxes             6,045             4,211
         Net income                             3,794             2,548

         Basic earnings per share             $  0.33           $  0.29
         Diluted earnings per share           $  0.31           $  0.27


NOTE 3.  LONG-TERM DEBT

         The Company has a credit agreement with a bank group providing for revolving credit loans up to $80 million. Borrowings will be used to finance additional acquisitions of businesses, working capital, capital expenditures and for other corporate purposes. Borrowings under the credit agreement are collateralized by substantially all of the Company's assets. The Company is not required to make principal payments prior to 2001, the term of the loan. Interest on amounts outstanding is calculated based on interest rates determined at the time of borrowing. Borrowings bear interest at rates ranging from LIBOR plus a maximum of 2.25% to a base percentage rate plus a maximum of 1.25%, depending on the Company's leverage ratio. The credit agreement contains restrictions on the acquisition of stock or assets, disposal of assets, incurrence of other liabilities, minimum requirements for cash flow and certain financial ratios.

NOTE 4.  EARNINGS PER SHARE

         Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share", is effective for financial statements issued after December 15, 1997. This Statement establishes standards for computing and presenting earnings per share ("EPS") and supersedes Accounting Principles Board Opinion No. 15 and its related interpretations. EPS amounts for the three months ended March 31, 1997 have been restated using the provisions of SFAS No. 128.

         The following table presents a reconciliation of the numerator (income applicable to common shareholders) and denominator (weighted average common shares outstanding) for the basic and diluted earnings per share calculations for the three months ended March 31, 1998 and 1997 (in thousands, except per share amounts):


                                          Three Months Ended                    Three Months Ended
                                            March 31, 1998                        March 31, 1997
                                    ------------------------------       --------------------------------
                                               Weighted                               Weighted
                                    Net        Average      Per          Net          Average      Per
                                    Income     Shares       Share        Income       Shares       Share
                                    ------     --------     -----        ------       ------       -----
BASIC EPS                          $ 3,466     11,608         $0.30       $1,893        8,694       $0.22

EFFECT OF DILUTIVE SECURITIES
Contingently issuable
   shares of  common stock              --        221            --           --           --          --
Potential shares of common
   stock from stock options
   outstanding                          --        296            --           --          368          --
                                   -------     -------                    ------        -----
DILUTED EPS                        $ 3,466     12,125         $0.29       $1,893        9,062       $0.21
                                   =======     ======                     ======        =====


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

OVERVIEW

         One of the Company's principal strategies is to increase its revenues and the markets it serves through the acquisition of complementary businesses. Toward that end, during the first quarter of 1998, the Company acquired Racom Corporation and its affiliates by acquiring 100% of the outstanding common stock of its parent, Southern Microfilm Associates, Inc. and substantially all of the assets of API Systems, Inc. The aggregate consideration for all acquisitions consisted of $46.0 million in cash and 320,349 shares of the Company's common stock valued at approximately $9.4 million.

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


RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THREE MONTHS ENDED MARCH 31, 1997.

         Consolidated net revenues increased 77% to $46.6 million for the three months ended March 31, 1998 from $26.2 million in the first quarter of 1997. Approximately $17.9 million of the increase was due to acquisitions and approximately $2.5 million was due to growth in the Company's existing business. The internal growth was primarily the result of a $2.7 million increase in image and data capture revenue and a $550,000 increase in print on demand revenue, partially offset by the effects of certain discontinued services.

         Gross profit increased to $16.8 million for the first quarter of 1998 from $8.1 million for the comparable 1997 quarter primarily due to an increase in net revenues and the Company's product mix. Gross profit as a percentage of net revenues was 36% for the three months ended March 31, 1998 versus 31% for the comparable period of 1997.

         Selling, general and administrative expenses were $9.8 million for the three months ended March 31, 1998 compared to $4.3 million for the comparable 1997 quarter. The increase was primarily due to selling, general and administrative expenses incurred by acquired companies.

         Amortization of intangibles increased to $966,000 for the three months ended March 31, 1998 from $480,000 for the first quarter of 1997 primarily due to the increase in goodwill related to business acquisitions completed during the first quarter of 1998.

         Net interest expense was $646,000 for the 1998 first quarter compared to $266,000 in 1997. The increase is primarily due to higher average borrowing balances resulting from borrowings used to fund business acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its operations and acquisitions through a combination of cash flow from operations, bank borrowings and the issuance of shares of common stock.

         Cash flows provided by operating activities totaled $2.1 million for the three months ended March 31, 1998 compared to $3.1 million for the comparable period of 1997. The decrease in operating cash flows in 1998 is primarily due to increased net income and accrued expenses, offset by the effects of increased accounts receivable balances, due to the increase in net revenue, and increased prepaid expenses and other assets.

         Cash flows used in investing activities totaled $51.9 million and $18.8 million for the three months ended March 31, 1998 and 1997, respectively, and was primarily used to fund the acquisition of businesses and invest in capital equipment. Cash used for acquisitions was approximately $47.6 million and $ 16.7 million for the three months ended March 31, 1998 and 1997, respectively. Cash used to invest in capital equipment totaled $4.3 million for the 1998 first quarter, compared to $2.3 million for the comparable period of 1997. The 1997 investment in capital equipment includes approximately $1.5 million of previously leased equipment that was purchased during the first quarter of 1997.

         Cash flows provided by financing activities totaled $48.7 million in 1998 compared to $18.4 million for the comparable period of 1997 and largely consisted of borrowings on the Company's revolving line of credit. During the first quarter of 1998, the Company repaid $6.2 million of short-term promissory notes relating to certain business acquisitions the Company completed in the fourth quarter of 1997.

         Credit Agreement Borrowings

         The Company has a credit agreement with a bank group providing for revolving credit loans up to $80 million. Borrowings will be used to finance additional acquisitions of businesses, working capital, capital expenditures and for other corporate purposes. Borrowings under the credit agreement are collateralized by substantially all of the Company's assets. The Company is not required to make principal payments prior to 2001, the term of the loan. Interest on amounts outstanding is calculated based on interest rates determined at the time of borrowing. Borrowings bear interest at rates ranging from LIBOR plus a maximum of 2.25% (6.65% as of May 13, 1998) to a base percentage rate plus a maximum of 1.25% (8.50% as of May 13, 1998), depending on the Company's leverage ratio. The credit agreement contains restrictions on the acquisition of stock or assets, disposal of assets, incurrence of other liabilities, minimum requirements for cash flow and certain financial ratios. As of May 13, 1998, $75.0 million was borrowed under the credit agreement.

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

YEAR 2000

         The Company is currently addressing the need to achieve year 2000 conversion with no effect on customers or disruption to business operations. The Company is communicating with suppliers, customers, and others with which it does business to coordinate year 2000 conversion issues. The cost of compliance, which is not yet completely determined, is not expected to be material in relation to the Company's future results of operations due to the nature of the Company's operating systems.

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

PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits

           Exhibit No.        Description
           -----------        -----------
             10.50            Employment Agreement between Image Conversion
                              Systems and John R. Messinger dated July 29, 1997.

             10.51 Stock Option Agreement between Lason, Inc. and John R. Messinger dated July 29, 1997.

             10.52 Stock Option Agreement between Lason, Inc. and Cary W. Newman dated December 14, 1995.

             10.53 Stock Option Agreement between Lason, Inc. and Cary W. Newman dated December 17, 1996.

              27              Financial Data Schedule

b.       Reports on Form 8-K

         On March 17, 1998, the registrant filed Form 8-K reporting that it had acquired Racom Corporation and its affiliates by acquiring all of the common stock of its parent, Southern Microfilm Associates, Inc.

         On March 20, 1998, the registrant filed Form 8-K reporting that it had acquired substantially all of the assets of API Systems, Inc.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                        LASON, INC.
                                                        -----------
                                                       (Registrant)




May 14, 1998                                      /s/ William J. Rauwerdink
 (Date)                                           ------------------------------
                                                  Executive Vice President and
                                                  Chief Financial Officer

                                Exhibit Index

Exhibit No.    Description
-----------    -----------
  10.50        Employment Agreement between Image Conversion Systems and John
               R. Messinger dated July 29, 1997.

  10.51 Stock Option Agreement between Lason, Inc. and John R. Messinger dated July 29, 1997.

  10.52 Stock Option Agreement between Lason, Inc. and Cary W. Newman dated December 14, 1995.

  10.53 Stock Option Agreement between Lason, Inc. and Cary W. Newman dated December 17, 1996.

  27           Financial Data Schedule