Form 10-Q
period 1998-06-30
LASON INC
filed 1998-08-14
CIK 1020616

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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







As of August 13, 1998, 12,256,749 shares of Common Stock, $.01 par value were outstanding.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                          Page No.

         ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets as of
               June 30, 1998 (Unaudited) and December 31, 1997               2

         Condensed Consolidated Statements of Income (Unaudited),
              Three Months and Six Months Ended June 30, 1998 and 1997       3

         Condensed Consolidated Statements of Cash Flows (Unaudited),
              Six Months Ended June 30, 1998 and 1997                        4

         Notes to Condensed Consolidated Financial Statements (Unaudited)    5

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                        7

PART II - OTHER INFORMATION


         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                  12

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        12

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                           13

         SIGNATURES                                                          14

                                  Lason, Inc.
                     Condensed Consolidated Balance Sheets
                       (In thousands, except for shares)


                                                                         JUNE 30,               DECEMBER 31,
                                                                           1998                     1997
                                                                        -----------             ------------
                                                                        (unaudited)
ASSETS
Cash and cash equivalents                                               $       690              $    2,925
Accounts receivable  (net)                                                   65,026                  43,815
Supplies                                                                      6,467                   3,964
Prepaid expenses and other                                                   13,711                   8,946
                                                                        -----------              ----------
     Total current assets                                                    85,894                  59,650

Property and equipment (net)                                                 37,189                  22,575
Deferred income taxes                                                             -                   1,034
Intangible assets (net)                                                     156,221                  94,640

                                                                        -----------              ----------
     TOTAL ASSETS                                                       $   279,304              $  177,899
                                                                        ===========              ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses                                                        $     8,611              $    6,984
Accounts payable                                                              8,632                   6,590
Notes payable                                                                   218                   6,462
Customer deposits                                                             4,829                   2,810
Deferred income taxes                                                         1,812                   1,753
Other                                                                         6,614                   3,714
                                                                        -----------              ----------
     Total current liabilities                                               30,716                  28,313
Revolving credit line borrowings                                             96,400                  13,550
Deferred income taxes                                                           902                       -
Other liabilities                                                             9,683                   3,431
                                                                        -----------              ----------
     TOTAL LIABILITIES                                                      137,701                  45,294
                                                                        -----------              ----------

Common stock with a put option                                                    -                   1,060

STOCKHOLDERS' EQUITY
Common Stock, $.01 par value; 20,000,000 shares authorized,
     12,118,514 and 11,637,640 shares issued and outstanding                    117                     115
Preferred stock, $.01 par value, 5,000,000 shares authorized,
     none issued and outstanding                                                  -                       -
Additional paid-in capital                                                  120,102                 117,352
Retained earnings                                                            21,384                  14,078
                                                                        -----------              ----------
     TOTAL STOCKHOLDERS' EQUITY                                             141,603                 131,545
                                                                        -----------              ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $   279,304              $  177,899
                                                                        ===========              ==========



The accompanying Notes are an integral part of the condensed consolidated financial statements.

                                  Lason, Inc.
                  Condensed Consolidated Statements of Income
                  (In thousands, except for per share amounts)
                                  (Unaudited)


                                                                    THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                         JUNE 30,                   JUNE 30,
                                                               --------------------------   --------------------------
                                                                    1998          1997         1998            1997
                                                               -------------   ----------   -----------     ----------
Revenues, net of postage                                       $     62,636    $  27,422    $  109,202      $  53,658
Cost of revenues                                                     40,514       19,000        70,325         37,147
                                                               -------------   ----------   -----------     ----------
     Gross profit                                                    22,122        8,422        38,877         16,511

Selling, general and administrative expenses                         12,758        4,144        22,536          8,493
Compensatory stock option expense                                        69           55           138            109
Amortization of intangibles                                           1,317          561         2,283          1,041
                                                               -------------   ----------   -----------     ----------
     Income from operations                                           7,978        3,662        13,920          6,868
Net interest expense                                                  1,530          474         2,176            740
                                                               -------------   ----------   -----------     ----------
     Income before income taxes                                       6,448        3,188        11,744          6,128
Provision for income taxes                                            2,608        1,203         4,438          2,250
                                                               -------------   ----------   -----------     ----------

     Net Income                                                $      3,840    $   1,985    $    7,306      $   3,878
                                                               =============   ==========   ===========     ==========

Basic earnings per share                                       $        0.33    $    0.22   $      0.63     $     0.44
                                                               =============   ==========   ===========     ==========

Diluted earnings per share                                     $        0.31    $    0.22   $      0.59     $     0.42
                                                               =============   ==========   ===========     ==========





The accompanying Notes are an integral part of the condensed consolidated financial statements.

                                  Lason, Inc.
                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                                                             SIX MONTHS ENDED
                                                                                                  JUNE 30,
                                                                                       -------------------------------
                                                                                          1998                1997
                                                                                       ----------         ------------
                                                                                       ----------         ------------
CASH FLOWS (USED IN)  PROVIDED BY OPERATING ACTIVITIES                                 $   (4,478)        $      1,182
                                                                                       ----------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisition of  businesses,
     net of cash acquired                                                                 (65,747)             (19,226)
Additions to fixed assets and software development costs                                   (9,002)              (3,837)
Proceeds from sales of fixed assets                                                            55                  164

                                                                                       ----------         ------------
     Net cash used in  investing activities                                               (74,694)             (22,899)
                                                                                       ----------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving line of credit                                                    331,700               63,343
Repayments on revolving line of credit                                                   (248,850)             (40,044)
Repayments of notes payable                                                                (6,218)                   -
Proceeds from exercise of employee stock options                                              305                   66

                                                                                       ----------         ------------
     Net cash provided by financing activities                                             76,937               23,365
                                                                                       ----------         ------------

Net (decrease) increase in cash and cash equivalents                                       (2,235)               1,648
Cash and cash equivalents at beginning of  period                                           2,925                   79
                                                                                       ----------         ------------
Cash and cash equivalents at end of period                                             $      690         $      1,727
                                                                                       ==========         ============





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

         In the opinion of management, all necessary adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

         For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission on March 31, 1998.

         Certain reclassifications have been made to the consolidated financial statements for 1997 to conform to the 1998 presentation.


NOTE 2.  ACQUISITIONS

         During the six months ended June 30, 1998, the Company acquired several information management companies. The most significant of which were: Racom Corporation and its affiliates, API Systems, Inc., Quality Mailing Services, Inc., Strategy Manufacturing, Inc., Litigation Reprographics and Support Services, Inc., and Document Production Services, Inc. (the "1998
Acquisitions").

         Under terms of a majority of the purchase agreements for the 1998 Acquisitions, shares of the Company's common stock and / or cash are being held in escrow to indemnify the Company if contingencies set forth in such purchase agreements occur within specified time periods ranging from 12 to 24 months from the respective date of acquisition. In addition, certain of the purchase agreements provide for an increase to the purchase price if operating income of the acquired business exceeds targeted levels. The maximum amount of additional purchase price which may be recorded should such targets be achieved for the 1998 Acquisitions is approximately $30.7 million. All of the purchase price contingencies, if any, will be recorded as an adjustment to the purchase price when the related contingency is resolved.

         The aggregate purchase price for all acquisitions completed during the first six months of 1998, excluding liabilities assumed, was approximately $75.0 million, consisting of approximately $63.6 million in cash and 368,783 shares of the Company's common stock valued at approximately $11.4 million. The purchase price was allocated to the assets acquired and liabilities assumed based on the related fair values at the date of acquisition. The excess of the aggregate purchase price over the fair values of assets acquired and liabilities assumed has been allocated to goodwill and is being amortized on a straight-line method over 30 years. The allocation of the excess purchase price is based on preliminary estimates and assumptions, and is subject to revision upon final determination of the fair market value of the net assets acquired. Management does not expect the final allocations to differ materially from the preliminary estimates.

         Each acquisition completed in the first half of 1998 was accounted for as a purchase. The results of operations for the three and six month periods ended June 30, 1998 include the results of operations for each of the acquired companies since the date of their respective acquisition.

         In conjunction with these acquisitions, liabilities assumed and other non-cash consideration was as follows:



       Fair value of assets acquired                                 $ 25,436
       Goodwill                                                        56,259
       Cash and common stock held in escrow                            11,096
       Net cash paid in consideration for companies
       acquired                                                       (63,617)
       Common stock issued in consideration for companies acquired    (11,382)
                                                                      -------
       Liabilities assumed                                           $ 17,792
                                                                     ========

         The following table summarizes pro forma unaudited results of operations as if each of the acquisitions completed during the first half of 1998 had occurred at the beginning of the periods presented:

                                        Six Months Ended June 30,
                                     -------------------------------
                                     1998                       1997
                                     ----                       ----
Revenues                             $128,532                 $98,020
Income before income taxes             13,293                   7,731
Net income                              8,181                   4,692

Basic earnings per share             $   0.70                 $  0.53
Diluted earnings per share           $   0.66                 $  0.49

         In July 1998, the Company purchased all of the outstanding common stock of Consolidated Reprographics, Input Services International, Inc., and Boyle Associates, Inc., for aggregate consideration of $50.8 million consisting of $43.4 million in cash and 133,962 shares of the Company's common stock valued at approximately $7.4 million.

NOTE 3.  LONG-TERM DEBT

         The Company has a credit agreement with a bank group providing for revolving credit loans up to $200 million. Borrowings will be used to finance additional acquisitions of businesses, working capital, capital expenditures and for other corporate purposes. Borrowings under the credit agreement are collateralized by substantially all of the Company's assets. The Company is not required to make principal payments prior to 2003. Interest on amounts outstanding is calculated based on interest rates determined at the time of borrowing. Borrowings bear interest at rates ranging from LIBOR plus a maximum of 1.75% to a base percentage rate plus a maximum of 0.50%, at the Company's election at the time of borrowing. The credit agreement contains restrictions on the acquisition of stock or assets, disposal of assets, incurrence of other liabilities, minimum requirements for cash flow and certain financial ratios.

NOTE 4.  EARNINGS PER SHARE

         Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" is effective for financial statements issued after December 15, 1997. This Statement establishes standards for computing and presenting earnings per share ("EPS") and supersedes Accounting Principles Board Opinion No. 15 and its related interpretations. EPS amounts for the three months and six months ended June 30, 1997 have been restated using the provisions of SFAS No. 128.

         The following table presents a reconciliation of the numerator (income applicable to common shareholders) and denominator (weighted average common shares outstanding) for the basic and diluted earnings per share calculations for the three and six month periods ended June 30, 1998 and 1997 (in thousands, except per share amounts):


                                               Three Months Ended                       Three Months Ended
                                                 June 30, 1998                           June 30, 1997
                                          -----------------------------        --------------------------------
                                                    Weighted                                 Weighted
                                          Net       Average       Per           Net          Average      Per
                                          Income    Shares        Share         Income       Shares       Share
                                          ------    --------      -----         ------       --------     ------
BASIC EPS                               $ 3,840     11,654        $0.33        $1,985         8,869       $0.22

EFFECT OF DILUTIVE SECURITIES
Contingently issuable
   shares of  common stock                   --        409           --            --            --          --
Potential shares of common
   stock from stock options
   outstanding                               --        355           --            --           305          --
                                        -------    -------                     ------         -----
DILUTED EPS                             $ 3,840     12,418        $0.31        $1,985         9,174       $0.22
                                        =======    =======                     ======         =====





                                                Six Months Ended                         Six Months Ended
                                                 June 30, 1998                           June 30, 1997
                                          -----------------------------        ------------------------------------
                                                    Weighted                                               Weighted
                                          Net       Average       Per          Net            Average      Per
                                          Income    Shares        Share        Income         Shares       Share
                                          ------    --------      -----        -------        -------      --------
BASIC EPS                               $ 7,306     11,630        $0.63        $3,878          8,782         $0.44

EFFECT OF DILUTIVE SECURITIES
Contingently issuable
   shares of common stock                    --        317           --            --             --            --
Potential shares of common
   stock from stock options
   outstanding                               --        340           --            --            357            --
                                        -------     ------                     ------          -----
DILUTED EPS                             $ 7,306     12,287        $0.59        $3,878          9,139         $0.42
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

OVERVIEW

         During the six months ended June 30, 1998, the Company acquired several information management companies. The most significant of which were: Racom Corporation and its affiliates, API Systems, Inc., Quality Mailing Services, Inc., Strategy Manufacturing, Inc., Litigation Reprographics and Support Services, Inc., and Document Production Services, Inc. (the "1998 Acquisitions"). In July 1998, the Company completed the acquisition of Consolidated Reprographics, Inc., Input Services International, Inc., and Boyle Associates, Inc.

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


RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH
         THREE MONTHS ENDED JUNE 30, 1997.

         Consolidated net revenues increased 128% to $62.6 million for the three months ended June 30, 1998 from $27.4 million in the second quarter of 1997. Approximately $30.0 million of the increase was due to acquisitions and approximately $5.3 million was due to growth in the Company's existing business. The internal growth was primarily the result of higher image and data capture and data management revenue partially offset by the effects of certain discontinued services.

         Gross profit increased to $22.1 million for the second quarter of 1998 from $8.4 million for the comparable 1997 quarter primarily due to an increase in net revenues and the Company's product mix. Gross profit as a percentage of net revenues was 35% for the three months ended June 30, 1998 versus 31% for the comparable period of 1997.

         Selling, general and administrative expenses increased $8.7 million to $12.8 million, or 20% of net revenues for the three months ended June 30, 1998 from $4.1 million, or 15% of net revenues for the comparable 1997 quarter. Approximately $5.1 million of the increase was due to selling, general and administrative expenses of acquired companies. The remaining increase was primarily due to higher compensation and other corporate overhead expenses associated with managing a larger consolidated organization.

         Amortization of intangibles increased to $1.3 million for the three months ended June 30, 1998 from $561,000 for the second quarter of 1997 primarily due to an increase in goodwill related to business acquisitions completed during 1998.

         Net interest expense was $1.5 million for the 1998 second quarter compared to $474,000 in 1997. The increase is primarily due to higher average borrowing balances resulting from borrowings used to fund business acquisitions.

         Provision for income taxes as a percentage of pre tax income increased to 40% for the second quarter of 1998 from 38% in the comparable 1997 quarter predominately due to a substantial portion of goodwill amortization expense that is not deductible for federal income tax purposes.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997.

         Consolidated net revenues increased 104% to $109.2 million for the six months ended June 30, 1998 from $53.7 million for the comparable period of 1997. Approximately $47.7 million of the increase was due to acquisitions and approximately $7.8 million was due to growth in the Company's existing business. The internal growth was primarily the result higher image and data capture and data management revenue, partially offset by the effects of certain discontinued services.

         Gross profit increased to $38.9 million for the six months ended June 30, 1998 from $16.5 million for the comparable 1997 period primarily due to an increase in net revenues and the Company's product mix. Gross profit as a percentage of net revenues was 36% for the six months ended June 30, 1998 versus 31% for the comparable period of 1997.

         Selling, general and administrative expenses increased $14.0 million to $22.5 million, or 21% of net revenues for the first six months of 1998 from $8.5 million, or 15% of net revenues in 1997. Approximately $9.1 million of the increase was due to selling, general and administrative expenses of acquired companies. The remaining increase was primarily due to increased compensation and other corporate overhead expenses associated with managing a larger consolidated organization.

         Amortization of intangibles increased to $2.3 million for the six months ended June 30, 1998 from $1.0 million for the comparable 1997 period primarily due to an increase in goodwill related to business acquisitions completed during 1998.

         Net interest expense was $2.2 million for the first six months of 1998 compared to $740,000 in 1997. The increase is primarily due to higher average borrowing balances resulting from borrowings used to fund business acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its operations and acquisitions through a combination of cash flow from operations, bank borrowings and the issuance of shares of common stock.

         Cash flows used by operating activities totaled $4.5 million for the six months ended June 30, 1998 compared to cash flows provided by operating activities of $3.1 million for the comparable period of 1997. The decrease in operating cash flows in 1998 is primarily due to the effects of higher accounts receivable balances, increased prepaid expenses, and lower customer deposits and other current liabilities.

         Cash flows used in investing activities totaled $74.7 million and $22.9 million for the six months ended June 30, 1998 and 1997, respectively, and was primarily used to fund the acquisition of businesses and invest in capital equipment and software development activities. Cash used for acquisitions was approximately $65.7 million and $ 19.2 million for the six months ended June 30, 1998 and 1997, respectively. Cash used to invest in capital equipment and software development activities totaled $9.0 million for the 1998 first half, compared to $3.8 million for the comparable period of 1997. The 1998 amount includes approximately $1.3 million for the development and implementation of computer software primarily to support the Company's national information processing needs. These projects and related costs will continue as the Company pursues its acquisition strategy. The 1997 investment in capital equipment includes approximately $1.5 million of previously leased equipment that was purchased during the first quarter of 1997.

         Cash flows provided by financing activities totaled $76.9 million in 1998 compared to $23.4 million for the comparable period of 1997 and largely consisted of borrowings on the Company's revolving line of credit primarily used to fund the payments for acquired businesses and for working capital requirements.

During the first quarter of 1998, the Company repaid $6.2 million of short-term promissory notes relating to certain business acquisitions the Company completed in the fourth quarter of 1997.

         Credit Agreement Borrowings

         The Company has a credit agreement with a bank group providing for revolving credit loans up to $200 million. Borrowings will be used to finance additional acquisitions of businesses, working capital, capital expenditures and for other corporate purposes. Borrowings under the credit agreement are collateralized by substantially all of the Company's assets. The Company is not required to make principal payments prior to 2003. Interest on amounts outstanding is calculated based on interest rates determined at the time of borrowing. Borrowings bear interest at rates ranging from LIBOR plus a maximum of 1.75% (6.94% as of August 12, 1998) to a base percentage rate plus a maximum of 0.50% (8.50% as of August 12, 1998), at the Company's election at the time of borrowing. The credit agreement contains restrictions on the acquisition of stock or assets, disposal of assets, incurrence of other liabilities, minimum requirements for cash flow and certain financial ratios. As of August 11, 1998, $147.9 million was borrowed under the credit agreement.

         The Company has filed a registration statement with the Securities and Exchange Commission in connection with a public offering of 3,500,000 shares of common stock. Of the shares being offered, 2,700,000 shares are being offered by the Company and 800,000 shares are being offered by certain stockholders of the Company (the "Selling Stockholders"). The Company intends to use the net proceeds from the offering to repay indebtedness incurred under the Company's credit agreement, which has principally been incurred to finance business acquisitions. The Company will not receive any proceeds from the sale of common stock by the Selling Stockholders.

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

YEAR 2000

         The Company uses a significant number of computer software programs and operating systems in its internal operations. To the extent that these software applications contain a source code that is unable to interpret appropriately the upcoming calendar year 2000, some level of modification or even possible replacement of such source code or applications will be necessary. The Company is currently modifying its computer software programs and operating systems to make them "Year 2000" compliant and intends to complete its "Year 2000" compliance program in the second quarter of 1999. The Company anticipates that its expenditures for "Year 2000" compliance will not be material. However, there can be no assurance that the Company will not incur unanticipated costs or systems interruptions which could have a material adverse effect on the Company's business, financial condition or results of operations. In addition, there can be no assurance that the failure by the Company's customers or suppliers to be "Year 2000" compliant will not have a material adverse effect on the Company's business, financial condition or results of operations.

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

PART II. OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                  The following securities were issued by the Company without registration during the quarter ended June 30, 1998:

                  In May 1998, as additional consideration for the shares of certain of the shareholders of Image Conversion Systems, Inc., the Company issued to such shareholders an aggregate 14,954 shares of the Company's common stock valued at $400,000, upon achievement of certain target levels of operation.

                  In May 1998, as additional consideration for his shares of Delaware Legal Copy, Inc., the Company issued to an individual 2,497 shares of the Company's common stock, valued at $66,670, upon achievement of certain target levels of operation.

                  On May 27, 1998, the Company issued 2,797 shares of common stock to the sole stockholder of Quality Mailing Services, Inc. in payment of a portion of the purchase price in stock equal to $110,980 in connection with the acquisition of that corporation.

                  On June 3, 1998, the Company issued 17,431 shares of common stock to the sole stockholder of Strategy Manufacturing, Inc. in payment of a portion of the purchase price in stock equal to $699,964 in connection with the acquisition of that corporation.

                  On June 10, 1998, the Company issued 16,124 shares of common stock to the stockholders of Litigation Reprographics and Support Services, Inc. in payment of a portion of the purchase price in stock equal to $657,760 in connection with the acquisition of that corporation.

                  On June 15, 1998, the Company issued 11,710 shares of common stock to the stockholders of Document Production Services, Inc. in payment of a portion of the purchase price in stock equal to $522,992 in connection with the acquisition of that corporation.

         The issuance of Securities described in the 6 prior paragraphs were exempt from registration under the Securities Act by virtue of Section 4(2) thereof as transactions not involving a public offering.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 29, 1998, the Company held its Annual Meeting of Shareholders. There were two matters voted on, the election of directors and the adoption of the Company's 1998 Equity Participation Plan. All directors nominees were elected, and the 1998 Equity Participation Plan was approved. The following table sets forth the results of the voting on the matters voted upon.

                             VOTES          VOTES
ELECTION OF DIRECTORS:        FOR         WITHHELD       VOTES AGAINST     ABSTAINED         NON-VOTES
----------------------       -----        --------       -------------     ---------         ----------
Nominees:
      Allen J. Nesbitt      9,677,208     27,887
      Joseph P. Nolan       9,677,158     27,987
      Fariborz Ghadar       9,670,488     41,327
APPROVAL OF 1998
EQUITY PARTICIPATION
PLAN:                       8,047,177                    748,261           13,290            896,267

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits

                  2.1 Agreement for Purchase and Sale of Stock dated July 24, 1998 by and among Lason, Inc., Consolidated Reprographics and the Shareholders, as defined therein, incorporated by reference to Exhibit 2.13 to the Registrant's Form S-1 Registration Statement (No. 333-60143) filed on July 30, 1998.

                  10.1 Form of Secured Promissory Note dated June 5, 1998 issued by each of Gary L. Monroe, William J. Rauwerdink, John Messinger, Cary W. Newman and Brian Jablonski in favor of the Company, incorporated by reference to
                        Exhibit 10.39 to the Company's Form S-1 Registration Statement (No. 333-60143) filed on July 30, 1998.

                  10.2 Form of Pledge and Security Agreement dated June 5, 1998 between the Company and each of Messrs. Monroe, Rauwerdink, Messinger, Newman and Jablonski for the Secured Promissory Notes described in Exhibit 10.1 above, incorporated by reference to Exhibit 10.40 to the Company's Form S-1 Registration Statement (No. 333-60143) filed on July 30, 1998.

                  10.3 Letter Agreement between Gary L. Monroe and the Company dated June 29, 1998 amending and extending the Employment Agreement, incorporated by reference to
                        Exhibit 10.41 to the Company's Form S-1 Registration Statement (No. 333-60143) filed on July 30, 1998.

                 *10.4 Letter Agreement between John R. Messinger and the Company dated March 25, 1998 amending the Employment Agreement.

                   *27  Financial Data Schedule

b.       Reports on Form 8-K

                    On June 4, 1998, the Company filed a Form 8-K/A to include audited and pro forma financial information relating to the acquisition by its subsidiary, Lason Systems, Inc., of substantially all of the assets of VIP Imaging, Inc.

*Filed Herewith.
                                       13

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   LASON, INC.
                                   -----------
                                  (Registrant)




August 14, 1998                                   /s/ William J. Rauwerdink
  (Date)                                          -------------------------
                                                  Executive Vice President and
                                                  Chief Financial Officer

                                  EXHIBIT INDEX


2.1 Agreement for Purchase and Sale of Stock dated July 24, 1998 by and among Lason, Inc., Consolidated Reprographics and the Shareholders, as defined therein, incorporated by reference to Exhibit 2.13 to the Registrant's Form S-1 Registration Statement (No. 333-60143) filed on July 30, 1998.

10.1   Form of Secured Promissory Note dated June 5, 1998 issued by each of
       Gary L. Monroe, William J. Rauwerdink, John Messinger, Cary W. Newman and Brian Jablonski in favor of the Company, incorporated by reference to
       Exhibit 10.39 to the Company's Form S-1 Registration Statement (No. 333-60143) filed on July 30, 1998.

10.2 Form of Pledge and Security Agreement dated June 5, 1998 between the Company and each of Messrs. Monroe, Rauwerdink, Messinger, Newman and Jablonski for the Secured Promissory Notes described in Exhibit 10.1 above, incorporated by reference to Exhibit 10.40 to the Company's Form S-1 Registration Statement (No. 333-60143) filed on July 30, 1998.

10.3 Letter Agreement between Gary L. Monroe and the Company dated June 29, 1998 amending and extending the Employment Agreement, incorporated by reference to Exhibit 10.41 to the Company's Form S-1 Registration Statement (No. 333-60143) filed on July 30, 1998.

10.4 Letter Agreement between John R. Messinger and the Company dated March 25, 1998 amending the Employment Agreement.

  27   Financial Data Schedule