Form 10-Q
period 1998-09-30
LASON INC
filed 1998-11-16
CIK 1020616

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from             to
                                        -------------  ---------------

                        Commission File Number: 000-21407


                                   LASON, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                             38-3214743
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

As of November 12, 1998, 15,246,632 shares of Common Stock, $.01 par value were outstanding.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                            Page No.
         ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets as of
               September 30, 1998 (Unaudited) and December 31, 1997                            2

         Condensed Consolidated Statements of Income (Unaudited),
              Three Months and Nine Months Ended September 30, 1998 and 1997                   3

         Condensed Consolidated Statements of Cash Flows (Unaudited),
              Nine Months Ended September 30, 1998 and 1997                                    4

         Notes to Condensed Consolidated Financial Statements (Unaudited)                      5

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                                          8

PART II - OTHER INFORMATION


         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                    13

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                             13

         SIGNATURES                                                                            14


                                   Lason, Inc.
                      Condensed Consolidated Balance Sheets
                        (In thousands, except for shares)


                                                                     SEPTEMBER 30,      DECEMBER 31,
                                                                          1998              1997
                                                                       ---------         ---------
                                                                     (unaudited)
ASSETS
Cash and cash equivalents                                              $  1,963          $  2,925
Accounts receivable  (net)                                               81,466            43,815
Supplies                                                                  8,381             3,964
Prepaid expenses and other                                               17,145             8,946
                                                                       --------          --------
     Total current assets                                               108,955            59,650

Property and equipment (net)                                             47,756            22,575
Deferred income taxes                                                         -             1,034
Intangible assets (net)                                                 202,237            94,640
                                                                       --------          --------
     TOTAL ASSETS                                                      $358,948          $177,899
                                                                       ========          ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                       $ 12,283          $  6,590
Accrued expenses                                                         10,199             6,984
Customer deposits                                                         5,713             2,810
Notes payable                                                               208             6,462
Deferred income taxes                                                     2,517             1,753
Other                                                                     9,270             3,714
                                                                       --------          --------
     Total current liabilities                                           40,190            28,313
Revolving credit line borrowings                                         27,500            13,550
Deferred income taxes                                                     1,352                 -
Other                                                                    12,071             3,431
                                                                       --------          --------
     TOTAL LIABILITIES                                                   81,113            45,294
                                                                       --------          --------

Common stock with a put option                                               --             1,060

STOCKHOLDERS' EQUITY
Common Stock, $.01 par value; 20,000,000 shares authorized,
     15,242,629 and 11,637,640 shares issued and outstanding                146               115
Preferred stock, $.01 par value, 5,000,000 shares authorized,
     none issued and outstanding                                             --                --
Additional paid-in capital                                              251,535           117,352
Retained earnings                                                        26,154            14,078
                                                                       --------          --------
     TOTAL STOCKHOLDERS' EQUITY                                         277,835           131,545
                                                                       --------          --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $358,948          $177,899
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

                                   Lason, Inc.
                   Condensed Consolidated Statements of Income
                  (In thousands, except for per share amounts)
                                   (Unaudited)

                                                           THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                              SEPTEMBER 30,                       SEPTEMBER 30,
                                                      --------------------------          --------------------------
                                                        1998               1997              1998              1997
                                                      --------          --------          --------          --------
Revenues, net of postage                              $ 77,934          $ 30,608          $187,136          $ 84,266
Cost of revenues                                        50,902            20,328           121,227            57,475
                                                      --------          --------          --------          --------
     Gross profit                                       27,032            10,280            65,909            26,791

Selling, general and administrative expenses            15,616             5,748            38,152            14,241
Compensatory stock option expense                           70                56               208               165
Amortization of intangibles                              1,655               576             3,938             1,617
                                                      --------          --------          --------          --------
     Income from operations                              9,691             3,900            23,611
                                                                                                              10,768
Net interest expense                                     1,741               427             3,917             1,167
                                                      --------          --------         ---------          --------
     Income before income taxes                          7,950             3,473            19,694             9,601
Provision for income taxes                               3,180             1,215             7,618             3,465
                                                      --------          --------          --------          --------

     Net Income                                       $  4,770          $  2,258          $ 12,076          $  6,136
                                                      ========          ========          ========          ========

Basic earnings per share                              $   0.37          $   0.23          $   1.00          $   0.67
                                                      ========          ========          ========          ========

Diluted earnings per share                            $   0.35          $   0.22          $   0.95          $   0.65
                                                      ========          ========          ========          ========








    The accompanying Notes are an integral part of the condensed consolidated financial statements.

                                   Lason, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                            NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                      ------------------------------
                                                                                         1998                 1997
                                                                                      ----------           ---------
CASH FLOWS (USED IN)  PROVIDED BY OPERATING ACTIVITIES                                 $  (8,536)          $   1,956

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisition of  businesses,
     net of cash acquired                                                               (117,937)            (39,002)
Additions to fixed assets and software development costs                                 (13,771)             (5,989)
Proceeds from sales of fixed assets                                                          368                 186
                                                                                       ---------           ---------
     Net cash used in  investing activities                                             (131,340)            (44,805)
                                                                                       ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving line of credit                                                   418,400             117,893
Repayments on revolving line of credit                                                  (404,450)           (121,994)
Net proceeds from issuance of shares of common stock                                     130,809              58,091
Repayments of notes payable                                                               (6,254)                  -
Proceeds from exercise of employee stock options                                             409                 144

                                                                                       ---------           ---------
     Net cash provided by financing activities                                           138,914              54,134
                                                                                       ---------           ---------

Net (decrease) increase in cash and cash equivalents                                        (962)             11,285
Cash and cash equivalents at beginning of  period                                          2,925                  79
                                                                                       ---------           ---------
Cash and cash equivalents at end of period                                             $   1,963           $  11,364
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

         In the opinion of management, all necessary adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

         For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission on March 31, 1998.

         Certain reclassifications have been made to the consolidated financial statements for 1997 to conform to the 1998 presentation.


NOTE 2.  ACQUISITIONS

         During the nine months ended September 30, 1998, the Company acquired several information management companies. The most significant of which were:
Racom Corporation and its affiliates, API Systems, Inc., Quality Mailing Services, Inc., Strategy Manufacturing, Inc., Litigation Reprographics and Support Services, Inc., Document Production Services, Inc., Consolidated Reprographics, Boyle Associates, Inc., Amitech Corporation and Input Services International, Inc. (the "1998 Acquisitions").

         Under terms of a majority of the purchase agreements for the 1998 Acquisitions, shares of the Company's common stock and/or cash are being held in escrow to indemnify the Company if contingencies set forth in the respective purchase agreements occur within specified time frames, ranging from 12 to 24 months from the date of acquisition. In addition, certain of the purchase agreements provide for an increase to the purchase price if operating income of the acquired business exceeds targeted levels. The maximum amount of additional purchase price which may be recorded should such targets be achieved for the 1998 Acquisitions is approximately $71.4 million. Such contingent payments, if any, would be paid generally over a 24 to 36 month period after the date of acquisition. Purchase price contingencies, if any, will be recorded as an adjustment to the purchase price when the related contingency is resolved.

         The aggregate purchase price for all acquisitions completed during the first nine months of 1998, excluding liabilities assumed, was approximately $134.2 million, consisting of approximately $113.7 million in cash and 515,958 shares of the Company's common stock valued at approximately $20.5 million. The purchase price was allocated to the assets acquired and liabilities assumed based on the related fair values at the date of acquisition. The excess of the aggregate purchase price over the fair values of assets acquired and liabilities assumed has been allocated to goodwill and is being amortized on a straight-line method over 30 years. The allocation of the excess purchase price is based on preliminary estimates and assumptions, and is subject to revision upon final determination of the fair market value of the net assets acquired. Management does not expect the final allocations to differ materially from the preliminary estimates.

         Each acquisition completed during the first nine months of 1998 was accounted for as a purchase. The results of operations for the three and nine month periods ended September 30, 1998 include the results of operations for each of the acquired companies since the date of their respective acquisition.

         In conjunction with these acquisitions, liabilities assumed and other non-cash consideration was as follows:

            Fair value of assets acquired                                  $ 44,413
            Goodwill                                                         99,860
            Cash and common stock held in escrow                             20,775
            Net cash paid in consideration for companies acquired          (113,702)
            Common stock issued in consideration for companies acquired     (20,548)
                                                                           --------
            Liabilities assumed                                            $ 30,798
                                                                           ========

         The following table summarizes pro forma unaudited results of operations as if each of the acquisitions completed during the first nine months of 1998 had occurred at the beginning of the periods presented:

                                  Nine Months Ended September 30,
                                  -------------------------------
                                      1998              1997
                                      ----              ----
Revenues                            $238,756          $164,416
Income before income taxes            21,196            10,215
Net income                            12,923             6,436

Basic earnings per share            $   1.07          $   0.70
Diluted earnings per share          $   1.00          $   0.65

         In October, 1998, the Company acquired UMC Imaging Systems, Inc., and Datacom Imaging Systems Company and its affiliates, for aggregate consideration of $11.8 million consisting of $10.4 million in cash, $1.2 million in convertible debentures and 4,003 shares of the Company's common stock valued at approximately $200,000.

NOTE 3.  LONG-TERM DEBT

         The Company has a credit agreement with a bank group providing for revolving credit loans of up to $200 million. Borrowings will be used to finance additional acquisitions of businesses, working capital, capital expenditures and for other corporate purposes. Borrowings under the credit agreement are collateralized by substantially all of the Company's assets. The Company is not required to make principal payments prior to 2003. Interest on amounts outstanding is calculated based on interest rates determined at the time of borrowing. Borrowings bear interest at rates ranging from LIBOR plus a maximum of 1.75% to a base percentage rate plus a maximum of 0.50%, at the Company's election at the time of borrowing. The credit agreement contains restrictions on the acquisition of stock or assets, disposal of assets, incurrence of other liabilities, minimum requirements for cash flow and certain financial ratios.

NOTE 4.  COMMON STOCK OFFERING

         In August 1998, the Company sold 2,925,000 shares of its common stock for net proceeds of approximately $130.8 million, after deducting underwriting discounts and other offering expenses.

         In August 1997, the Company sold 2,457,620 shares of its common stock for net proceeds of approximately $58.1 million, after deducting underwriting discounts and other offering expenses.

         The net proceeds from each of these offerings were used to repay debt then outstanding under the Company's credit agreement, which was primarily incurred to fund business acquisitions, and for general corporate purposes.


NOTE 5.  EARNINGS PER SHARE

         Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" is effective for financial statements issued after December 15, 1997. This Statement establishes standards for computing and presenting earnings per share ("EPS") and supersedes Accounting Principles Board Opinion No. 15 and its related interpretations. EPS amounts for the three months and nine months ended September 30, 1997 have been restated using the provisions of SFAS No. 128.

         The following table presents a reconciliation of the numerator (income applicable to common shareholders) and denominator (weighted average common shares outstanding) for the basic and diluted earnings per share calculations for the three and nine month periods ended September 30, 1998 and 1997 (in thousands, except per share amounts):


                                        Three Months Ended                  Three Months Ended
                                        September 30, 1998                  September 30, 1997
                                   ------------------------------     -----------------------------
                                             Weighted                              Weighted
                                   Net       Average        Per       Net          Average    Per
                                   Income    Shares         Share     Income       Shares     Share
                                   ------    ------         -----     ------       ------     -----

BASIC EPS                          $4,770      12,842      $   0.37   $2,258       9,749      $   0.23

EFFECT OF DILUTIVE SECURITIES
Contingently issuable
   shares of  common stock             --         532            --       --          32            --
Potential shares of common
   stock from stock options
   outstanding                         --         379            --       --         268            --
                                   ------      ------                 ------      ------
DILUTED EPS                        $4,770      13,753      $   0.35   $2,258      10,049      $   0.22
                                   ======      ======                 ======      ======

                                           Nine Months Ended                    Nine Months Ended
                                           September 30, 1998                   September 30, 1997
                                   ---------------------------------     ---------------------------------
                                                Weighted                              Weighted
                                   Net          Average        Per       Net          Average      Per
                                   Income       Shares         Share     Income       Shares       Share
                                   ------       ------         -----     ------       ------       -----
BASIC EPS                          $12,076       12,038      $   1.00   $ 6,136        9,107      $   0.67

EFFECT OF DILUTIVE SECURITIES
Contingently issuable
   shares of common stock               --          389            --        --           11            --
Potential shares of common
   stock from stock options
   outstanding                          --          350            --        --          328            --
                                   -------       ------                 -------        -----
DILUTED EPS                        $12,076       12,777      $   0.95   $ 6,136        9,446      $   0.65
                                   =======       ======                 =======        =====


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

OVERVIEW

         During the nine months ended September 30, 1998, the Company acquired several information management companies. The most significant of which were:
Racom Corporation and its affiliates, API Systems, Inc., Quality Mailing Services, Inc., Strategy Manufacturing, Inc., Litigation Reprographics and Support Services, Inc., Document Production Services, Inc., Consolidated Reprographics, Boyle Associates, Inc., Amitech Corporation and Input Services International, Inc. (the "1998 Acquisitions"). In October 1998, the Company completed the acquisition of UMC Imaging Systems, Inc., and Datacom Imaging Systems Company and its affiliates.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH
          THREE MONTHS ENDED SEPTEMBER 30, 1997.

         Consolidated net revenues increased 155% to $77.9 million for the three months ended September 30, 1998 from $30.6 million in the third quarter of 1997. Approximately $42.4 million of the increase was due to acquisitions and approximately $4.9 million was due to growth in the Company's existing business. The internal growth was primarily the result of higher image and data capture revenues partially offset by the effects of certain discontinued services.

         Gross profit increased to $27.0 million for the third quarter of 1998 from $10.3 million for the comparable 1997 quarter primarily due to an increase in net revenues and the Company's service mix. Gross profit as a percentage of net revenues was 35% for the 1998 third quarter versus 34% for the comparable period of 1997.

         Selling, general and administrative expenses increased $9.9 million to $15.6 million, or 20% of net revenues for the three months ended September 30, 1998 from $5.7 million, or 19% of net revenues for the comparable 1997 quarter. Approximately $7.6 million of the increase was due to selling, general and administrative expenses of acquired companies. The remaining increase was primarily due to higher compensation and other corporate overhead expenses associated with managing a larger consolidated organization.

         Amortization of intangibles increased to $1.7 million for the three months ended September 30, 1998 from $576,000 for the third quarter of 1997 primarily due to an increase in goodwill related to business acquisitions completed during 1998.

         Net interest expense was $1.7 million for the 1998 third quarter compared to $427,000 in 1997. The increase is primarily due to higher average borrowing balances resulting from borrowings used to fund business acquisitions.

         Provision for income taxes as a percentage of pre tax income increased to 40% for the third quarter of 1998 from 35% in the comparable 1997 quarter predominately due to a substantial portion of goodwill amortization expense that is not deductible for federal income tax purposes.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997.

         Consolidated net revenues increased 122% to $187.1 million for the nine months ended September 30, 1998 from $84.3 million for the comparable period of 1997. Approximately $90.1 million of the increase was due to acquisitions and approximately $12.7 million was due to growth in the Company's existing business. The internal growth was primarily the result of higher image and data capture and data management revenues, partially offset by the effects of certain discontinued services.

         Gross profit increased to $65.9 million for the nine months ended September 30, 1998 from $26.8 million for the comparable 1997 period primarily due to an increase in net revenues and the Company's service mix. Gross profit as a percentage of net revenues was 35% for the nine months ended September 30, 1998 versus 32% in 1997.

         Selling, general and administrative expenses increased $23.9 million to $38.2 million, or 20% of net revenues for the first nine months of 1998 from $14.2 million, or 17% of net revenues in 1997. Approximately $17.0 million of the increase was due to selling, general and administrative expenses of acquired companies. The remaining increase was primarily due to increased compensation and other corporate overhead expenses associated with managing a larger consolidated organization.
                                        9

         Amortization of intangibles increased to $3.9 million for the nine months ended September 30, 1998 from $1.6 million for the comparable 1997 period primarily due to an increase in goodwill related to business acquisitions completed during 1998.

         Net interest expense was $3.9 million for the first nine months of 1998 compared to $1.2 million in 1997. The increase is primarily due to higher average borrowing balances resulting from borrowings used to fund business acquisitions.

         Provision for income taxes as a percentage of pretax income, increased to 39% for the first nine months of 1998 from 36% for the comparable period of 1997, primarily due to a substantial portion of goodwill amortization expense that is not deductible for federal income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its operations and acquisitions through a combination of cash flow from operations, bank borrowings and the issuance of shares of common stock.

         Cash flows used by operating activities totaled $8.5 million for the nine months ended September 30, 1998 compared to cash flows provided by operating activities of $2.0 million for the comparable period of 1997. The decrease in operating cash flows in 1998 is primarily due to higher consolidated net income offset by the effects of higher accounts receivable balances, increased prepaid expenses, and lower current liabilities.

         Cash flows used in investing activities totaled $131.3 million and $44.8 million for the nine months ended September 30, 1998 and 1997, respectively, and was primarily used to fund the acquisition of businesses and invest in capital equipment and software development activities. Cash used for acquisitions was approximately $117.9 million and $ 39.0 million for the nine months ended September 30, 1998 and 1997, respectively. Cash used to invest in capital equipment and software development activities totaled $13.8 million in 1998, compared to $6.0 million in 1997. The 1998 amount includes approximately $3.4 million for the development and implementation of computer software primarily to support the Company's national information processing needs. These projects and related costs will continue as the Company pursues its acquisition strategy. The 1997 investment in capital equipment includes approximately $1.5 million of previously leased equipment that was purchased during the first quarter of 1997.

         Cash flows provided by financing activities totaled $138.9 million in 1998 compared to $54.1 million in 1997.

         In August 1998, the Company sold 2,925,000 shares of its common stock for net proceeds of approximately $130.8 million, after deducting underwriting discounts and other offering expenses. In August 1997, the Company sold 2,457,620 shares of its common stock for net proceeds of approximately $58.1 million, after deducting underwriting discounts and other offering expenses.

         The net proceeds from each of these offerings were used to repay debt then outstanding under the Company's credit agreement, which was primarily incurred to fund business acquisitions, and for general corporate purposes.

         During the first quarter of 1998, the Company repaid $6.2 million of short-term promissory notes relating to certain business acquisitions the Company completed in the fourth quarter of 1997.

         Credit Agreement Borrowings

         The Company has a credit agreement with a bank group providing for revolving credit loans of up to $200 million. Borrowings will be used to finance additional acquisitions of businesses, working capital, capital expenditures and for other corporate purposes. Borrowings under the credit agreement are collateralized by substantially all of the Company's assets. The Company is not required to make principal payments prior to 2003. Interest on amounts outstanding is calculated based on interest rates determined at the time of borrowing. Borrowings bear interest at rates ranging from LIBOR plus a maximum of 1.75% (6.88% as of November 12, 1998) to a base percentage rate plus a maximum of 0.50% (8.50% as of November 12, 1998), at the Company's election at the time of borrowing. The credit agreement contains restrictions on the acquisition of stock or assets, disposal of assets, incurrence of other liabilities, minimum requirements for cash flow and certain financial ratios. As of November 12, 1998, $45.3 million was borrowed under the credit agreement.

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

YEAR 2000

         The Company uses a significant number of computer software programs and operating systems in its internal operations. To the extent that these software applications contain a source code that is unable to interpret appropriately the upcoming calendar year 2000, some level of modification or even possible replacement of such source code or program applications will be necessary. In addition, the Company may experience significant adverse business interruptions if significant customers and/or suppliers are not prepared for the year 2000.

         The Company has formed a committee consisting of key management personnel to address the year 2000 issue. The Company is currently surveying its customers and suppliers to help identify those that are most critical to the operations of the Company. After the most critical customers and suppliers are identified, meetings will be scheduled between them and Company personnel to gain an understanding of their year 2000 readiness and any potential impact on the Company. Appropriate remediation action will be implemented based on that assessment, which is expected to be completed by March 31, 1999.

         The Company is currently modifying its computer software programs and operating systems to make each significant system and progam "Year 2000" compliant. As of September 30, 1998, the Company has incurred approximately $1.0 million in connection with its Year 2000 compliance program and anticipates that it will incur an additional estimated $2.0 million to complete the program.

         Although the Company has not yet completed its Year 2000 assessment, it does not anticipate a material Year 2000 business interruption due to the nature of its operating systems, and the customers and suppliers with which it transacts business. However, there can be no assurance that the Company will not incur unanticipated costs or systems interruptions, which could have a material adverse effect on the Company's business, financial condition or results of operations. In addition, there can be no assurance that the failure by the Company's critical customers or suppliers to be Year 2000 compliant will not have a material adverse effect on the Company's business, financial condition or results of operations.

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

PART II. OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In July and September 1998, in connection with the acquisition of the shares or assets of various companies and as partial payment of the purchase price, the Company issued an aggregate of 147,145 shares of its Common Stock valued at $7,941,086. The shares were issued at prices ranging from $49.31 to $54.89 per share.

         In September 1998, the Company issued 5,520 shares of its Common Stock at a price per share of $43.65 to shareholders of a company it had previously acquired as additional consideration for the achievement of certain target levels of performance after the acquisition.

         The issuance of the securities described in the two prior paragraphs was exempt from registration under the Securities Act by virtue of Section 4(2) thereof as transactions not involving a public offering.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits

         27 Financial Data Schedule


b.       Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       LASON, INC.
                                      ------------
                                      (Registrant)




November 13, 1998                               /s/ William J. Rauwerdink
(Date)                                          --------------------------------
                                                Executive Vice President and
                                                Chief Financial Officer

                                INDEX TO EXHIBIT



 Ex-27     Financial Data Schedule