Form 10-K
period 1998-12-31
LASON INC
filed 1999-03-31
CIK 1020616

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM        TO

                        COMMISSION FILE NUMBER 000-21407

                                  LASON, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      38-3214743
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                     identification number)
   1305 STEPHENSON HIGHWAY, TROY, MICHIGAN                         48083
   (Address of principle executive offices)                      (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (248) 597-5800

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of March 23, 1999, computed by reference to the last sale price for such stock on that date as reported on the Nasdaq National Market System, was $742,042,551.

     As of March 23, 1999, 15,501,878 shares of Common Stock , par value $0.01 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Notice of 1999 Annual Meeting of Shareholders and Proxy Statement (Part III).
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM I. BUSINESS

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

     Since June 1995, the Company has acquired a substantial number of companies involved in records management, duplication, conversion services, facilities management, item processing and research, micrographics, litigation support document management services, electronic sorting of mass mailings, proxy solicitations, mail creation and distribution and database management services. As a result, the Company believes it has developed a formula for successfully integrating acquired companies into its financial, purchasing and operating systems.

     The Company's acquisition strategy is to selectively target companies that
(a) have proven operating track records and strong customer franchises that could benefit from the Company's technology, and broad product and service offerings; (b) have solid management teams that will join and remain with the Company's management team after the acquisition; (c) have an existing presence in the Company's core competencies to build economies of scale through volume purchasing and facility utilization; (d) expand the Company's customer base and thereby increase its cross-selling opportunities; and (e) broaden the Company's geographic reach.

     During the year ended December 31, 1998, the Company acquired several information management companies, the most significant of which were: Racom Corporation and its affiliates, API Systems, Inc., J.L. Blodgett Mexico, S. de R.L. and its United States affiliate, Quality Mailing Services, Inc., Strategy Manufacturing, Inc., Litigation Reprographics and Support Services, Inc., Document Production Services, Inc., Consolidated Reprographics, Boyle Associates, Inc., Amitech Corporation, Input Services International, Inc., UMC Imaging Systems, Inc., Datacom Imaging Systems Company and its affiliates, Lonestar Southwest Mailing Services, Inc., and Digital Imaging & Technologies, Inc. (the "1998 Acquisitions"). In January 1999, the Company completed the acquisition of Vetri Systems, Inc. and its affiliate Vetri Software India, Ltd., Bonner & Moore Computing Company, a division of Bonner & Moore Associates, Inc., the Texas division of Compex Legal services and MSI Digital & Imaging Solutions, Inc. In March 1999, the Company completed the acquisition of Cover-All Computer Holdings Company.

     On March 25, 1999, the Company reached agreement on the terms of a merger with M-R Group plc ("M-R Group"). M-R Group is a leading document and data management company headquartered in the United Kingdom. The merger is expected to be treated as a "pooling of interests" for accounting purposes and will be valued at approximately $145.2 million. Completion of the transaction is subject to M-R Group shareholder, regulatory and certain other approvals. Under terms of the agreement, M-R Group shareholders will receive 4.877 new shares of the Company's common stock for every 100 M-R Group shares held.

SEGMENTS

          The Company's reportable segments consist of groups of business units that are organized geographically. Each of the Company's six United States geographic regions has a separate management team and infrastructure and offer different combinations of the Company's services.

     PRODUCTS AND SERVICES

          Lason provides integrated information outsourcing for image and data capture, data management and output processing services. The investments the Company has made in imaging and communications technology, personnel, equipment and systems over the past decade have given it the capabilities and expertise necessary to meet the growing and increasingly complex information management requirements of its customers. The Company primarily serves customers in the commercial, healthcare, financial services and professional services industries.

          The Company's strategy includes being able to offer a broad range of information management services across a wide variety of media types and formats, thereby permitting customers to consolidate their information management outsourcing needs with a single vendor. This broad range of information services and capabilities enables the Company to provide integrated solutions to its customers' complex information management needs.

          The Company's information management service offerings can generally be divided into the areas of image and data capture, data management and output processing. The Company's image and data capture services include the scanning and conversion of documents and records from a variety of input media to a digital format. The Company also provides traditional microfilm and microfiche services, as well as on-site facility management services. The Company's data management services include electronic document storage and retrieval, database management and Internet-based services, as well as list manipulation, sorting services and information search solutions so that customers' data can be customized and updated for specific target market applications. The Company's output processing services include print on demand, business communications and statement processing services. The Company's output processing services provide customers with rapid, reliable and cost-effective methods for making large-scale distributions of statements, reports, proxy solicitations and letters to consumers and other target audiences by fax, electronic distribution, print and mail. The Company also provides print and mail services for over 500 collection agencies located throughout the United States.

     - IMAGE AND DATA CAPTURE

          The Company provides a broad range of image and data capture services that enable it to meet its customers' information management outsourcing needs, including electronic conversion services, micrographic conversion services, high volume and quick-turn reprographics, on-site facilities management and digital graphics. The Company's experience and capabilities enable it to provide a broad range of document conversion services with respect to a wide variety of input and output formats, including digital, film, CD-ROM, optical disk, magnetic disk, aperture card and hardcopy, including engineering drawings. Image and data capture represented approximately 52.4%, 41.4%, and 47.7% of the Company's consolidated net revenues for the years ended December 31, 1998, 1997 and 1996, respectively.

          Electronic Conversion Services. A company implementing a document storage and retrieval ("DSR") program frequently faces the challenge of converting hundreds of thousands to millions of paper and/or microfilm documents to digital format. These paper and microfilm documents can be converted to indexed digital images or, using OCR technology, into electronically recognizable text. The Company's investments in advanced document scanners and imaging software combined with its experience in scanning and converting documents typically enables the Company to perform this document conversion process more efficiently and in significantly less time than a potential customer can. The Company's technical support staff is skilled at assisting customers in developing customized indexing systems and selecting optimal file formats and naming conventions.

          Micrographic Conversion Services. The Company performs traditional micrographic conversions including the conversion of paper documents into microfilm images, film processing and computer-based indexing and formatting of microfilm images. Micrographic services often are selected as a cost competitive technology compared to paper-based systems to reduce the physical size of stored records, for their long term (typically over 100 years) archival capabilities and as an intermediate step in certain imaging or reprographic applications.

          High Volume, Quick-Turn Reprographics. The Company through its imaging centers provides high volume, quick-turn reprographics services 24 hours a day, seven days a week. In addition, the Company possesses the capability to handle reprographic projects involving microfiche and engineering drawings, including conversion services. These capabilities are important enablers of other services provided by the Company, such as Lason Document Express (print on demand) services and performing overnight and peak demand reprographics services for the Company's on-site facilities management customers.

          On-Site Facilities Management. The Company can equip, staff and manage most aspects of a customer's information management needs at a customer's facility. In addition to copying and printing, Company employees perform file room maintenance, engineering drawing and record retention, decentralized copier management, facility mail and courier services, and address list maintenance. Typically, the Company will operate its own satellite production center (called a Lason Servicenter) on the customer's premises. By working in partnership with a customer at the customer's facility, the Company and the customer frequently identify additional ways the Company can help meet the customer's information management needs both on-site and at the Company's imaging centers. The Company established its first Lason Servicenter in 1992 and currently provides on-site services at over 100 facilities.

          Digital Graphics. A staff of computer graphics design and printing professionals use advanced computer technology to provide digital graphics services, including design and printing of high resolution full color graphics, electronic publishing and production of camera-ready art for offset printing. Applications range from document covers and graphics to courtroom exhibits and promotional signage of any size. Digital graphics services are a component of the Company's single source strategy and are an important enabler of other services provided by the Company.

     - DATA MANAGEMENT

          Data management services include electronic document storage and retrieval, database management and web-based services. Data management services represented approximately 10.0%, 11.8% and 9.9% of the Company's consolidated net revenues for the years ended December 31, 1998, 1997 and 1996, respectively.

          Electronic Document Storage and Retrieval. The Company has developed a flexible electronic DSR system, called Visions, which enables Lason's customers to obtain the benefits of electronic document storage and retrieval without developing and purchasing their own DSR system. By using Visions, customers can immediately access large volumes of documents that would be impossible using conventional filing systems. DSR systems also provide rapid distribution of archived information to multiple destinations and remove the logistical burden and cost of archiving paper documents. Lason's Visions system enables it to store and index a customer's digital documents whether the document was converted to digital format from paper format or was originally produced in digital format. Because stored documents can be indexed by several criteria, a customer can use simple but exacting computer search techniques to rapidly access individual documents or groups of documents.

          Database Management Services. The Company's sophisticated database management systems support data manipulation, item sorting and information search solutions so that various customers' databases can be customized and updated for specific target markets and targeted applications. These database capabilities save customers money while increasing functionality. These services are typically offered in conjunction with other services the Company provides.

          Internet-Based Services. The Company's Corporate ID system allows customers and their employees to utilize the Internet to manage and control the procurement of corporate identification materials. Corporate ID provides fully automated ordering, approval, tracking, manufacturing, fulfillment and reporting to all of a customer's designated employees to ensure that all corporate materials ordered conform to organizational guidelines.

     - OUTPUT PROCESSING

          The Company offers a variety of output processing services to its customers, which enables them to cost-effectively produce and distribute large volumes of customized documents on short notice. Output processing represented approximately 37.6%, 46.8% and 42.4% of consolidated net revenues for the years ended December 31, 1998, 1997 and 1996, respectively.

          Digital Communication Services. The Company's customers benefit from outsourcing their high volume communications needs to the Company through improved turn-around time, reduced production constraints and the flexibility and benefits provided by using the latest software and mail handling processes.

             - Priority Gram(TM). The Company's Priority Gram(TM) is a
               nationally recognized product that numerous large volume mailers have found to be an effective mode of communication in a variety of applications. Among these customers are firms involved in debt collection. The Company works with leading software vendors to provide credit institutions with an effective system of debt collection communications.

             - PROXYGRAM(TM). The Company's PROXYGRAM(TM) serves the time sensitive proxy solicitation sector of the financial services market. PROXYGRAMs solicit, collect, report and validate shareholders' proxy votes while providing flexibility to shareholders and cost savings and greater shareholder participation to customers. Outgoing messages to shareholders contain instructions on how to vote shares by a toll-free telephone call using a confidential identification number to assure shareholder verification and validity.

             - Fax, Electronic Distribution, Print and Mail. The Company's
               business communication services provide customers with rapid, reliable and cost-effective methods for making large-scale distributions of statements, reports and letters to customers and other target audiences by fax, electronic distribution, print and mail. The Company develops customized programs for its customers to support event driven response requirements, such as product recall and credit card solicitation campaigns. By combining volumes of mail from all of its customers and presorting such mail to United States Postal Service specifications, the Company is able to generate significant postal discounts for its customers. Each customer enjoys the maximum postal discounts allowed for First Class Mail regardless of the volume of mail sent by that customer. The Company can incorporate these savings in quotes to customers on its services.

          Print on Demand Solutions. The Document Express (print on demand) system enables customers to cost-effectively produce and distribute large volumes of a document on 24-hour notice. The customer supplies the Company with either an electronic copy of a document or a hard copy of the document, which the Company converts to an electronic copy, which is then stored on the Document Express system. The customer can then use its own computer system to place a print order, including production amount and distribution method and location, and the Company completes the print and distribution process.

          The Document Express system offers an alternative to traditional printing methods for companies which produce documents that are subject to frequent revisions or unpredictable demand. Since conventional offset printing requires large production runs to produce high quality documents in a cost-effective manner, a company which utilizes offset printing to print such documents runs the risk that it will find itself with a costly inventory of outdated and useless documents. In addition, the flexibility of the Document Express system provides customers with an ability to increase the quality of their product offerings by enabling them to make document enhancements (such as corrections or improvements to product manuals) which would otherwise be prohibitively expensive. The Company believes that the demand for print on demand services by manufacturers, financial, and insurance institutions will continue to increase as technological advances create shorter product life cycles and increased product variation.

INTEGRATED SOLUTIONS

     The Company's wide range of image and data capture, data management and output processing services and its experienced staff of image and information management professionals enable the Company to provide integrated solutions for its customers' information management outsourcing needs. The following situations represent instances in which the Company's various services have been provided to its customers on an integrated basis.

     Many of the litigation support solutions provided by the Company are based on both its electronic document conversion and its print on demand capabilities. The rules of discovery permit each party involved in a lawsuit to request documents gathered in support of the litigation by the other party. A large manufacturer involved in hundreds of product liability lawsuits concerning the same product defect engaged the Company when it experienced difficulty in meeting court established deadlines for production of discovery documents and in accurately producing the documents requested. In this case, the customer possessed millions of pages of discoverable documents. The solution provided by the Company was to convert each of the discovered documents (in paper form) to digital images which were then indexed and stored on the Document Express system. When a litigant requests certain discovery documents (in many cases, hundreds of thousand of pages at a time), the customer uses the Document Express system to place an on-line order to the Company to print the desired documents and to distribute them to the requesting litigant. Typically, the Company can fulfill each order by the next day. The Document Express system not only ensures that every page is properly printed, but also provides such features as automatically printing identifying information (such as Bates numbers) on each page, printing confidential watermarks and automatically shrinking oversized documents to fit on standard-sized pages.

     The Company has used both its electronic document conversion and high volume, quick-turn printing capabilities to provide solutions for banks engaged in mortgage lending. When one of the nation's largest mortgage lenders decided to convert from conventional to electronic storage, it confronted the challenge of converting approximately 60,000 mortgage files, each containing approximately 20 to 27 documents. The bank engaged the Company to perform this electronic document conversion project. In ten weeks, the Company converted approximately 60,000 mortgage loan files (or approximately five million pages) to digital images that were stored on CD-ROM, indexed and formatted for use on the bank's own DSR system. During the project, the bank sold approximately 20,000 of the 60,000 mortgage loans. The loan files representing the sold loans were randomly interspersed among the files which had been or were about to be converted by the Company. To complete the mortgage sales transaction, the bank needed hard copies of certain of the original mortgage documents for each mortgage sold, typically five documents per loan file. The Company was able to provide the bank with a more attractive solution than manually retrieving and copying the necessary files by using the CD-ROM it had created to identify the required documents, and retrieve and transfer such documents to a separate CD-ROM for delivery to the mortgage loan purchaser.

CUSTOMERS

     The Company currently has over 4,000 customers primarily in the commercial, healthcare, financial services and professional services industries. The Company services accounts of all sizes, from small business and professional groups to Fortune 100 companies. The Company's largest customers include Bank of Boston, Blue Cross/Blue Shield, Cummins Engine Company, Inc., First Chicago NBD Corporation, Ford Motor Company, General Electric Company, General Motors Corporation, Nationsbank, Sears Roebuck and Co., Shell Oil Company and Trans Union.

     Historically, a majority of the Company's revenues have come from sales to the major domestic automobile manufacturers. The three major domestic automobile manufacturers accounted for approximately 14%, 33%, and 57% of the Company's consolidated net revenues for the years ended December 31, 1998, 1997 and 1996, respectively. No single customer accounted for more than 10% of the Company's total consolidated net revenues for the years ended December 31, 1998, 1997 and 1996, except for General Motors Corporation and Ford Motor Company, as summarized in the following table:

                                                                   PERCENT OF
                                                           CONSOLIDATED NET REVENUES
                                                            YEAR ENDED DECEMBER 31,
                                                         ------------------------------
                                                         1998         1997         1996
                                                         ----         ----         ----
General Motors Corporation...........................      5%          17%          32%
Ford Motor Company...................................      8           14           19
Chrysler Corporation.................................      1            2            6
                                                          --           --           --
     Totals..........................................     14%          33%          57%
                                                          ==           ==           ==

COMPETITION

     The markets in which the Company's businesses compete are highly competitive. A significant source of competition is the in-house document handling capability of the Company's target customer base. In addition, with respect to those services that are outsourced, the Company has a variety of competitors, including large national or multinational companies, which have greater financial resources than the Company, and small regional or local companies. The Company's major competitors, in addition to various regional competitors, include IKON Office Solutions, Inc., Pitney Bowes Management Services, Inc. (a subsidiary of Pitney Bowes, Inc.) and Xerox Business services with respect to its facility management services; Dataplex Corp., F.Y.I. Incorporated and IKON Office Solutions, Inc. with respect to its image and data capture services; and First Financial Management Corp. (First Image), Sun Guard Mailing Services and Diversified Data & Communications with respect to its output processing services.

PROPRIETARY RIGHTS AND PROCESSES

     The Company regards the systems, information and know-how underlying its services as proprietary and relies primarily on a combination of contract, trade secrets, confidentiality agreements and contractual provisions to protect its rights. The Company's business is not materially dependent on any patents. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to obtain and use information that the Company regards as proprietary, and policing unauthorized use of the Company's proprietary information is difficult. Litigation may be necessary for the Company to protect its proprietary information and could result in substantial cost to, and diversion by, the Company.

ENVIRONMENTAL MATTERS

     The Company is subject to federal, state and local laws, regulations and ordinances that: (i) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes; or (ii) impose liability for the costs of cleaning up, and certain damages resulting from, sites of past spills, disposal or other release of solid wastes and hazardous substances.

     The Company is not aware of any environmental conditions relating to present or past waste generation at or from these facilities that would be likely to have a material adverse effect on the business, financial condition or results of operations of the Company.

EMPLOYEES

     As of March 22, 1999, the Company had approximately 8,000 employees, including approximately 2,900 in foreign countries. Approximately 1,235 people were employed primarily in management and administration functions. Included in the total number of employees are approximately 682 part-time employees. No domestic employees of the Company are represented by a labor union, however, some foreign employees are represented by local labor unions. The Company considers its relationship with its employees to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning the Company's executive officers as of March 22, 1999:

                                                                                                  EXECUTIVE
                 NAME                      AGE                     POSITION                     OFFICER SINCE
                 ----                      ---                     --------                     -------------
Gary L. Monroe.........................    44     Chairman of the Board and Chief Executive         1995
                                                  Officer, Director
William J. Rauwerdink..................    49     Executive Vice President, Chief Financial         1995
                                                  Officer, Treasurer and Secretary
John R. Messinger......................    41     President and Chief Operating Officer             1998
Brian E. Jablonski.....................    43     Executive Vice President of Strategic             1996
                                                  Marketing and Sales
Cary W. Newman.........................    38     Executive Vice President -- Business              1998
                                                  Development

     GARY L. MONROE has served as Chairman of the Board of the Company since April 1998, as President of the Company from April 1997 to January 1999, as Chief Executive Officer of the Company since February 1996 and as a Director of the Company since he joined the Company in September 1995. From September 1995 to February 1996, Mr. Monroe served as Executive Vice President of the Company. From May 1992 to September 1995, Mr. Monroe served as President of Kodak Imaging Services, Inc., a subsidiary of Eastman Kodak Co. From August 1990 to May 1992, Mr. Monroe served as Director of Finance and Strategic Planning of the Health Sciences Division of Eastman Kodak Co. Mr. Monroe is also a director of Esquire Communication Ltd., a publicly traded company focused on the consolidation of the court reporting industry. Mr. Monroe holds a B.A. degree from William Paterson College and an M.B.A. degree from Rutgers University.

     WILLIAM J. RAUWERDINK has served as Executive Vice President, Chief Financial Officer, Treasurer and Secretary of the Company since he joined the Company in May 1996. From February 1993 to April 1995, Mr. Rauwerdink served as Executive Vice President, Chief Financial Officer and Treasurer of The MEDSTAT Group, Inc., a publicly traded company in the healthcare information industry. Mr. Rauwerdink was a partner with the Detroit office of the international accounting and consulting firm of Deloitte & Touche from 1983 to 1993. Mr. Rauwerdink is a certified public accountant. Mr. Rauwerdink is a director of Mercy Health Services, Inc., a non-profit multistate health care services organization. Mr. Rauwerdink holds a B.B.A. degree from the University of Wisconsin-Madison and an M.B.A. degree from Harvard University.

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

     JOHN R. MESSINGER has served as the Company's President and Chief Operating Officer since January, 1999 and as an officer since he joined the Company in July 1997. From November 1995 to July 1997, Mr. Messinger served as President and Director of Image Conversion Services, Inc. From 1983 to November 1995, Mr. Messinger served in various positions with Anacomp, Inc., including Group President, Regional Vice President and District Manager. Mr. Messinger attended Harper College.

     BRIAN E. JABLONSKI has served as Executive Vice President of Strategic Marketing and Sales since he joined the Company in July 1996. From 1992 until June 1996, Mr. Jablonski served as Vice President, Sales and Marketing of Kodak Imaging Services, Inc., a subsidiary of Eastman Kodak Co. From 1979 to 1992, Mr. Jablonski held various positions at Eastman Kodak Co., including Branch Business Manager, District Sales Manager and Director -- Markets Development Electronic Printing and Publishing. Mr. Jablonski attended St. Johns Fisher College.

     CARY W. NEWMAN has served as an officer of the Company since he joined the Company in January 1996 and is currently Executive Vice President of Business Development. From April 1993 to January 1996, Mr. Newman served as a Vice President and General Manager of National Reproductions Corp. Mr. Newman attended the University of Texas-Arlington.

ITEM 2. PROPERTY

     The Company has operations in 27 states, Canada, Mexico, India and the Caribbean. Except for one facility that is owned by the Company, all the facilities are leased and are used for operations and general administrative functions. The Company also operates over 100 facility management sites located on customers' premises.

ITEM 3. LEGAL PROCEEDINGS

     Various claims have been made against the Company in the normal course of business. Management believes that none of these legal proceedings will have a material adverse effect on the Company's business, financial condition or result of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's shareholders during the fourth quarter of 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the Nasdaq Stock Market under the symbol "LSON". As of March 23, 1999, there were approximately 157 holders of record of the Company's common stock.

     The quarterly trading range for shares of the Company's common stock during 1998 and 1997 is presented below:

                                                              1998                    1997
                                                      --------------------    --------------------
                                                        HIGH        LOW         HIGH        LOW
                                                        ----        ---         ----        ---
QUARTER ENDED:
December 31.......................................    $64  5/8    $42  1/4    $30  1/8    $23  1/8
September 30......................................     58  1/2     39          29  3/8     23  3/8
June 30...........................................     54  1/2     35  1/2     28  1/8     16
March 31..........................................     38  3/4     25  1/8     25  1/2     17  3/4

     The Company intends to retain any earnings to finance operations and expansion and, therefore does not anticipate paying any cash dividends on the common stock in the foreseeable future. Cash dividends, if any, would be determined by the Board of Directors and would be based on the Company's earnings, capital requirements, financial condition and other factors deemed relevant by the Board of Directors. Except for certain constructive dividends related to partial forgiveness of certain shareholder loans in connection with its initial public offering, the Company has not paid any dividends on its capital stock.

     In November and December 1998, in connection with the acquisition of the shares or assets of various companies and as partial payment of the purchase price, the Company issued 75,284 shares of its common stock valued at $4,574,583. The shares were issued at prices ranging from $49.94 to $60.60.

     In December 1998, the Company issued 4,740 shares of its common stock valued at approximately $267,000 to shareholders of companies it had previously acquired as additional consideration.

     The issuance of the securities described in the two prior paragraphs was exempt from registration under the Securities Act of 1993 by virtue of Section 4(2) thereof as transactions not involving a public offering.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial data of the Company and its predecessor. The selected consolidated financial data presented below for the Company for the years ended December 31, 1998, 1997, 1996 and 1995 and for its predecessor for the year ended December 31, 1994 have been derived from the Company's and its predecessor's, respectively, consolidated financial statements which have been audited by PricewaterhouseCoopers, LLP and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in this Form 10-K.

                                                            COMPANY                   PREDECESSOR
                                            ---------------------------------------   -----------
                                              1998       1997      1996      1995        1994
                                              ----       ----      ----      ----        ----
INCOME STATEMENT DATA
Revenue, net of postage...................  $279,756   $120,337   $69,937   $46,605     $41,151
Cost of revenues..........................   181,149     80,846    47,587    31,227      27,238
                                            --------   --------   -------   -------     -------
Gross profit..............................    98,607     39,491    22,350    15,378      13,913
Selling, general and administrative
  expenses................................    57,232     21,364    12,699     9,406       8,377
Compensatory stock option expense.........       279        221       936       308          --
Amortization of intangibles...............     6,030      2,477     1,121       817         266
                                            --------   --------   -------   -------     -------
Income from operations....................    35,066     15,429     7,594     4,847       5,270
Interest expense (net)....................     4,929      1,249     1,760     1,694         164
                                            --------   --------   -------   -------     -------
Income before income taxes................    30,137     14,180     5,834     3,153       5,106
Provision for income taxes(1).............    11,902      5,110     2,103     1,139          --
                                            --------   --------   -------   -------     -------
Net income................................  $ 18,235   $  9,070   $ 3,731   $ 2,014     $ 5,106
                                            ========   ========   =======   =======     =======
Earnings per share(2):
  Basic...................................  $   1.44   $   0.93   $  0.59   $  0.35     $    --
  Diluted.................................  $   1.35   $   0.90   $  0.55   $  0.33          --
ENDING BALANCE SHEET DATA
Working capital...........................  $ 47,515   $ 29,839   $16,653   $ 5,141     $ 3,218
Total assets..............................   431,685    177,899    78,546    37,309      15,692
Long term debt, less current portion......        --         --        --    11,500         261
Revolving credit line borrowings..........    59,000     13,550     4,101     7,277          --
Total stockholders' equity(3).............   284,938    131,545    57,006     9,214       6,623

-------------------------
(1) From its inception to January 17, 1995, the Company was an S corporation and accordingly, was not subject to Federal income tax.

(2) Earnings per share amounts for years prior to 1997 have been restated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share. Earnings per share amounts are not presented for the Predecessor as such information is not representative of the capital structure of the Company.

(3) Includes the net proceeds from an initial public offering and redemption of shares of common stock during the fourth quarter of 1996 and the net proceeds from secondary offerings of shares of common stock in both the third quarters of 1998 and 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements of the Company and other related financial information included in this Annual Report on Form 10-K. The discussion in this section of the Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include the intent, belief or current expectations of the company and its management. Prospective investors are cautioned that any such forward looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward looking statements are: (i) variations in quarterly results, (ii) the assimilation of acquisitions, (iii) the management of the Company's growth and expansion, (iv) dependence on major customers, dependence on key personnel, (v) development by competitors of new or superior products or services, or entry into the market of new competitors, (vi) fluctuations in paper prices, (vii) integrity and reliability of the Company's data, (viii) volatility of the Company's stock price, (ix) changes in the business services outsourcing industry, (x) significance of intangible assets,
(xi) changes related to compensatory stock options, and (xii) other risks identified from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission. The Company's actual results could differ materially from those discussed herein.

OVERVIEW

     During the year ended December 31, 1998, the Company acquired several information management companies, the most significant of which were: Racom Corporation and its affiliates, API Systems, Inc., J.L. Blodgett Mexico S. de R.L. and its United States Affiliate, Quality Mailing Services, Inc., Strategy Manufacturing, Inc., Litigation Reprographics and Support Services, Inc., Document Production Services, Inc., Consolidated Reprographics, Boyle Associates, Inc., Amitech Corporation, Input Services International, Inc., UMC Imaging Systems, Inc., Datacom Imaging Systems Company and its affiliates, Lonestar Southwest Mailing Services, Inc., and Digital Imaging & Technologies, Inc. (the "1998 Acquisitions"). In January 1999, the Company completed, the acquisition of Vetri Systems, Inc. and its affiliate Vetri Software India, Ltd., Bonner & Moore Computing Company, a division of Bonner & Moore Associates, Inc., the Texas division of Compex Legal Services and MSI Digital & Imaging Solutions, Inc. In March 1999, the Company completed the acquisition of Cover-All Computer Holdings Company.

     On March 25, 1999, the Company reached agreement on the terms of a merger with M-R Group plc ("M-R Group"). M-R Group is a leading document and data management company headquartered in the United Kingdom. The merger is expected to be treated as a "pooling of interests" for accounting purposes and will be valued at approximately $145.2 million. Completion of the transaction is subject to M-R Group shareholder, regulatory and certain other approvals. Under terms of the agreement, M-R Group shareholders will receive 4.877 new shares of the Company's common stock for every 100 M-R Group shares held.

     Although management anticipates that the Company will continue to acquire complimentary businesses in the future, there can be no assurance that the Company will be able to identify and acquire attractive acquisition candidates, profitably manage such acquired companies or successfully integrate such acquired companies into the Company without substantial costs, delays or other problems. In addition, there can be no assurance that any companies acquired in the future will be profitable at the time of acquisition or will achieve sales and profitability justifying the Company's investment therein or that the Company will recognize the synergies expected from such acquisitions.

RESULTS OF OPERATIONS -- YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

     Consolidated net revenues increased 132% to $279.8 million for the year ended December 31, 1998 from $120.3 million in 1997. Approximately $137.5 million of the increase was due to acquisitions and approximately $22.0 million was due to growth in the Company's existing businesses. The majority of the internal growth came from the image and data capture and data management business, and was partially offset by the effects of certain discontinued services.

     Gross profit increased to $98.6 million for the year ended December 31, 1998 from $39.5 million in 1997 primarily due to an increase in net revenues and the Company's service mix. Gross profit as a percentage of net revenues was 35% for the year ended December 31, 1998 compared to 33% in 1997.

     Selling, general and administrative expenses increased $35.8 million to $57.2 million for the year ended December 31, 1998 from $21.4 million in 1997. Approximately $25.6 million of the increase was selling, general and administrative expenses of acquired companies. The remaining increase was primarily due to personnel, systems and other corporate overhead expenses associated with managing a larger consolidated organization. Selling, general and administrative expenses as a percentage of net revenues were 20% in 1998 versus 18% in 1997.

     Amortization of intangibles increased to $6.0 million for the year ended December 31, 1998 from $2.5 million in 1997 primarily due to an increase in goodwill related to business acquisitions completed in 1998.

     Net interest expense was $4.9 million for the year ended December 31, 1998 compared to $1.2 million in 1997. The increase is primarily due to larger average borrowing balances resulting from borrowings used to fund business acquisitions in 1998.

     Provision for income taxes as a percentage of pre-tax income was 39% for the year ended December 31, 1998 compared to 36% in 1997 primarily due to a substantial portion of goodwill amortization expense that is not deductible for federal income tax purposes.

RESULTS OF OPERATIONS -- YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

     Consolidated net revenues increased 72% to $120.3 million for the year ended December 31, 1997 from $69.9 million in 1996. Approximately $39.3 million of the increase was due to acquisitions and approximately $11.1 million was due to growth in the Company's existing businesses. The internal growth was primarily the result of an increase in output processing revenues, Visions COLD services and Lason Document Express revenues. Those increases were partially offset by lower revenue related to the effects of certain discontinued services.

     Gross profit increased to $39.5 million for the year ended December 31, 1997 from $22.4 million in 1996 primarily due to an increase in consolidated net revenues and the Company's service mix. Gross profit as a percentage of net revenues was 33% for the year ended December 31, 1997 compared to 32% in 1996.

     Selling, general and administrative expenses increased $8.7 million to $21.4 million for the year ended December 31, 1997 compared to $12.7 million in 1996. The increase was primarily due to expenses incurred by acquired companies. Selling, general and administrative expenses as a percentage of net revenues were 18% in both 1997 and 1996.

     Compensatory stock option expense decreased to $221,000 in 1997 from $936,000 in 1996. The provisions of certain stock option agreements included the immediate vesting of those options on the effective date of the Company's initial public offering. Accordingly, the Company recorded a non-cash expense of $653,000 during the fourth quarter of 1996 to record the compensation associated with the immediate vesting of those stock options.

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

     Cash provided by operating activities was $8.9 million for the year ended December 31, 1998 compared to $3.4 million for the year ended December 31, 1997 and cash used in operating activities of $2.1 million in

1996. The increase in operating cash flow in 1998 versus 1997 is primarily due to higher consolidated net income and higher current liabilities, partially offset by the effects of higher accounts receivable balances.

     Cash used in investing activities totaled $176.4 million, $68.3 million and $21.7 million for the years ended December 31, 1998, 1997 and 1996, respectively, and has primarily been used to fund the acquisition of businesses and to invest in capital assets. Cash used for acquisitions totaled $149.7 million in 1998 compared to $57.3 million in 1997 and $17.1 million in 1996. Cash used to invest in capital equipment and software development activities totaled $26.3 million, $11.8 million and $4.6 million for the years ended December 31, 1998, 1997 and 1996, respectively. During 1998 and 1997 the Company invested approximately $4.6 million and $1.4 million, respectively, in the development and implementation of computer software primarily to support the Company's national information processing needs. These projects and related costs will continue as the Company pursues its acquisition strategy. The 1997 and 1996 investments in capital equipment included the purchase for approximately $3.5 million and $1.3 million, respectively, of previously leased equipment.

     Cash provided by financing activities was $165.8 million in 1998 compared to $67.7 million in 1997 and $23.8 million in 1996. In August 1998, the Company sold 2,925,000 shares of its common stock for net proceeds of approximately $129.9 million , after deducting underwriting discounts and other offering expenses. In August 1997, the Company sold 2,457,620 shares of its common stock for net proceeds of approximately $58.0 million, after deducting underwriting discounts and other offering expenses. The net proceeds from each of these offerings were used to repay debt then outstanding under the Company's credit agreement, which was primarily incurred to fund business acquisitions, and for general corporate purposes. In October 1996, the Company completed an initial public offering of 3,450,000 shares of common stock for net proceeds of $53.0 million, after deducting underwriting discounts and other offering expenses. The net proceeds were primarily used to repay amounts then outstanding under the Company's credit agreement and to redeem shares of common stock held by the Company's largest shareholder. During the first quarter of 1998, the Company repaid $6.2 million of short-term promissory notes relating to certain business acquisitions the Company completed in the fourth quarter of 1997.

CREDIT AGREEMENT BORROWINGS

     The Company has a credit agreement with a bank group providing for revolving credit loans of up to $200 million. Borrowings are expected to be used to finance additional acquisitions of businesses, working capital, capital expenditures and for other corporate purposes. Borrowings under the credit agreement are collateralized by substantially all of the Company's assets. The Company is not required to make principal payments prior to 2003. Interest on amounts outstanding is calculated based on interest rates determined at the time of borrowing. Borrowings bear interest at either LIBOR plus an applicable margin (5.98% as of March 22, 1999) or a base percentage rate plus an applicable margin (7.75% as of March 22, 1999), at the Company's election at the time of borrowing. The credit agreement contains restrictions on the acquisition of stock or assets, dispositions of assets, incurrence of other liabilities, minimum requirements for cash flow and certain financial ratios. As of March 22, 1999, $139.2 million was borrowed under the credit agreement.

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

     The Company's ability to obtain cash adequate to fund its needs depends generally on the results of operations and the availability of financing. Management believes that cash flow from operations, in conjunction with borrowings from its existing and any future credit agreements and possible issuance of shares of its common stock, will be sufficient to meet debt service requirements, make additional acquisitions and fund capital expenditures in the future. However, there can be no assurance in this regard or that the terms available for any financing, if required, would be favorable to the Company.

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

     The Company has a standing committee consisting of key management personnel to address the year 2000 issue. The Company has surveyed its customers and suppliers identifying those that are most critical to the operations of the Company. Currently, meetings are being scheduled between such entities and Company personnel to gain a clear understanding of year 2000 readiness and any potential impact on the Company. Remediation and contingencies are being developed based upon these meetings, which are expected to be completed by June 30, 1999.

     The Company is currently modifying its computer software programs and operating systems to make each significant system and program "Year 2000 Compliant". As of December 31, 1998, the Company has incurred approximately 1.3 million in connection with its year 2000 compliance program and anticipates that it will incur an additional estimated 1.7 million to complete the program.

     Although the Company has not yet completed its year 2000 remediation, it does not anticipate a material year 2000 business interruption due to the nature of its operating systems, and the customers and suppliers with which it transacts business. However, there can be no assurance that the Company will not incur unanticipated costs or systems interruptions, which could have a material adverse effect on the Company's business, financial condition or results of operations. In addition, there can be no assurance that failure of the Company's critical customers or suppliers to be year 2000 compliant will not have a material adverse effect on the Company's business, financial condition or results of operations. In addition, there can be no assurance that businesses acquired in the future will not incur unanticipated costs or systems interruption, which could have an adverse effect on the Company's business, financial condition or results of operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Pursuant to the General Instructions to Item 305 of Regulation S-K, the quantitative and qualitative disclosures called for by Item 7A. of Form 10-K and
Item 305 of Regulation S-K do not require additional disclosure by the Company because of the short-term nature of its financial instruments and its minimal foreign currency exchange exposure in 1998. Accordingly, such disclosures have been omitted from this Form 10-K. See "Credit Agreement Borrowings."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     The consolidated financial statements and consolidated supplemental financial information included in this report are set forth on the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules included in this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

A. DIRECTORS

     Reported under the caption "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 1999 Proxy Statement, herein incorporated by reference.

B. EXECUTIVE OFFICERS

     Reported in Part I pursuant to General Instruction G to Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     Reported under the caption "Executive Compensation" in the Company's 1999 Proxy Statement, herein incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Reported under the captions "Record Date and Outstanding Shares" and "Security Ownership of Management" in the Company's 1999 Proxy Statement, herein incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reported under the caption "Certain Transactions With Management" in the Company's 1999 Proxy Statement, herein incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A. (1) CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements applicable to the Company and its consolidated affiliates filed with this report are set forth on the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules of this report.

   (2) CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

     The consolidated financial statement schedule and report of independent accountants have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules of this report.

   (3) EXHIBITS

     The exhibits filed with this report are listed on the Exhibit Index on pages E-1 through E-2.

B. REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K for the quarter ended December 31, 1998.

                                  LASON, INC.

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                   CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS:
Consolidated Balance Sheets as of December 31, 1998 and
  1997......................................................          F-1
Consolidated Statements of Income for each of the years
  ended December 31, 1998, 1997 and 1996....................          F-2
Consolidated Statements of Stockholders' Equity for each of
  the years ended December 31, 1998, 1997 and 1996..........          F-3
Consolidated Statements of Cash Flows for each of the years
  ended December 31, 1998, 1997 and 1996....................          F-4
Notes to consolidated financial statements..................  F-5 to F-17
OTHER FINANCIAL INFORMATION:
Report of independent accountants...........................         F-18
FINANCIAL STATEMENT SCHEDULE:
I. Condensed financial information of registrant............   S-1 to S-3

All other schedules are omitted as not applicable or the information is included in the consolidated financial statements or notes thereto.

                                  LASON, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT FOR SHARES)

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  1998        1997
                                                                  ----        ----
                           ASSETS
Cash and cash equivalents...................................    $  1,315    $  2,925
Accounts receivable (net)...................................      86,073      43,815
Supplies....................................................      10,144       3,964
Prepaid expense and other...................................      16,383       7,448
                                                                --------    --------
  Total current assets......................................     113,915      58,152
Computer equipment and software.............................      14,890       5,489
Production and office equipment.............................      48,855      18,171
Leasehold improvements......................................       6,333       2,460
Other.......................................................       1,352         902
                                                                --------    --------
                                                                  71,430      27,022
  Less: accumulated depreciation............................      (9,765)     (4,447)
                                                                --------    --------
  Net property and equipment................................      61,665      22,575
Deferred income taxes.......................................          --       1,034
Goodwill (net of accumulated amortization of $9,235 and
  $3,660)...................................................     241,710      89,895
Other intangibles (net of accumulated amortization of $1,005
  and $573).................................................      10,690       4,745
Employee loans receivable...................................       1,698          --
Other.......................................................       2,007       1,498
                                                                --------    --------
  TOTAL ASSETS..............................................    $431,685    $177,899
                                                                ========    ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses............................................    $ 14,819    $  6,984
Accounts payable............................................      17,332       6,590
Notes payable...............................................      18,906       6,462
Customer deposits...........................................       6,015       2,810
Deferred income taxes.......................................         918       1,753
Other.......................................................       8,410       3,714
                                                                --------    --------
  Total current liabilities.................................      66,400      28,313
Revolving credit line borrowings............................      59,000      13,550
Deferred income taxes.......................................       2,101          --
Convertible debentures......................................       1,169          --
Other.......................................................      18,077       3,431
                                                                --------    --------
  TOTAL LIABILITIES.........................................     146,747      45,294
                                                                --------    --------
Common stock with a put option..............................          --       1,060
STOCKHOLDERS' EQUITY
Common Stock, $.01 par value; 20,000,000 shares authorized,
  15,378,375 and 11,637,640 shares issued and outstanding,
  686,865 and 86,691 shares held in escrow..................         146         115
Preferred stock, $.01 par value, 5,000,000 shares
  authorized, none issued and outstanding...................          --          --
Additional paid-in capital..................................     252,479     117,352
Retained earnings...........................................      32,313      14,078
                                                                --------    --------
  TOTAL STOCKHOLDERS' EQUITY................................     284,938     131,545
                                                                --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................    $431,685    $177,899
                                                                ========    ========

   The accompanying Notes are an integral part of the consolidated financial statements.

                                  LASON, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                                   YEARS ENDED DECEMBER 31,
                                                                -------------------------------
                                                                  1998        1997       1996
                                                                  ----        ----       ----
Revenue, net of postage of $59,820, $42,444 and $29,672 for
  the year ended December 31, 1998, 1997 and 1996,
  respectively..............................................    $279,756    $120,337    $69,937
Cost of revenues............................................     181,149      80,846     47,587
                                                                --------    --------    -------
  Gross profit..............................................      98,607      39,491     22,350
Selling, general and administrative expenses................      57,232      21,364     12,699
Compensatory stock option expense...........................         279         221        936
Amortization of intangibles.................................       6,030       2,477      1,121
                                                                --------    --------    -------
  Income from operations....................................      35,066      15,429      7,594
Net interest expense........................................       4,929       1,249      1,760
                                                                --------    --------    -------
  Income before income taxes................................      30,137      14,180      5,834
Provision for income taxes..................................      11,902       5,110      2,103
                                                                --------    --------    -------
  Net income................................................    $ 18,235    $  9,070      3,731
                                                                ========    ========    =======
Basic earnings per share....................................    $   1.44    $   0.93    $  0.59
                                                                ========    ========    =======
Diluted earnings per share..................................    $   1.35    $   0.90    $  0.55
                                                                ========    ========    =======

   The accompanying Notes are an integral part of the consolidated financial statements.

                                  LASON, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                       (IN THOUSANDS, EXCEPT FOR SHARES)

                                            COMMON STOCK       ADDITIONAL
                                         -------------------    PAID-IN       LOANS TO     RETAINED
                                           SHARES     AMOUNT    CAPITAL     STOCKHOLDERS   EARNINGS    TOTAL
                                           ------     ------   ----------   ------------   --------    -----
Balances at January 1, 1996............   5,692,040    $ 57     $  8,443      $(1,256)     $ 1,970    $  9,214
Net income.............................          --      --           --           --        3,731       3,731
Issuance of shares of common stock.....   3,450,000      35       52,979           --           --      53,014
Redemption of shares of common stock...    (692,047)     (7)     (11,758)          --           --     (11,765)
Issuance of shares of common stock for
  acquisitions.........................     136,465       1        1,260           --           --       1,261
Employee stock options exercised.......      23,788      --           52           --           --          52
Increase in stockholder loans..........          --      --           --          (65)          --         (65)
Compensatory stock option expense......          --      --          936           --           --         936
Repayment of stockholder loans.........          --      --           --          628           --         628
Forgiveness of stockholder loans.......          --      --           --          693         (693)         --
                                         ----------    ----     --------      -------      -------    --------
Balances at December 31, 1996..........   8,610,246      86       51,912           --        5,008      57,006
Net income.............................          --      --           --           --        9,070       9,070
Issuance of shares of common stock.....   2,457,620      25       58,044           --           --      58,069
Compensatory stock option expense......          --      --          221           --           --         221
Issuance of shares of common stock for
  acquisitions.........................     338,250       2        6,046           --           --       6,048
Employee stock options exercised.......     231,524       2        1,129           --           --       1,131
                                         ----------    ----     --------      -------      -------    --------
Balances at December 31, 1997..........  11,637,640     115      117,352           --       14,078     131,545
Net income.............................          --      --           --           --       18,235      18,235
Issuance of shares of common stock.....   2,925,000      29      129,829           --           --     129,858
Compensatory stock option expense......          --      --          279           --           --         279
Issuance of shares of common stock for
  acquisitions.........................     696,453       1        2,815           --           --       2,816
Employee stock options exercised.......     119,282       1        2,204           --           --       2,205
                                         ----------    ----     --------      -------      -------    --------
Balances at December 31, 1998..........  15,378,375    $146     $252,479      $    --      $32,313    $284,938
                                         ==========    ====     ========      =======      =======    ========

   The accompanying Notes are an integral part of the consolidated financial statements.

                                  LASON, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     YEAR ENDED DECEMBER 31,
                                                               -----------------------------------
                                                                 1998         1997         1996
                                                                 ----         ----         ----
Net income.................................................    $  18,235    $   9,070    $   3,731
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization............................       12,415        4,941        2,327
  Compensatory stock option expense........................          279          221          936
  Loss (gain) on disposal of fixed assets..................          152         (256)         (20)
  Deferred income taxes....................................        1,233        1,761        1,119
Changes in operating assets and liabilities net of effects
  from acquisitions:
  Accounts receivable......................................      (21,181)      (7,120)      (9,282)
  Supplies.................................................         (776)      (1,119)        (562)
  Prepaid expenses and other...............................       (2,905)      (3,571)      (3,019)
  Accounts payable.........................................          920       (1,073)        (174)
  Customer deposits........................................          649         (896)       2,792
  Accrued expenses and other liabilities...................         (100)       1,478           69
                                                               ---------    ---------    ---------
Cash flows provided (used) by operating activities.........        8,921        3,436       (2,083)
                                                               ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisition of businesses, net of cash
  acquired.................................................     (149,711)     (57,274)     (17,137)
Additions to fixed assets and software development costs...      (26,325)     (11,799)      (4,611)
Proceeds from sales of fixed assets........................          173          820           54
Other, net.................................................         (509)          --           --
                                                               ---------    ---------    ---------
  Net cash used in investing activities....................     (176,372)     (68,253)     (21,694)
                                                               ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving line of credit.....................      483,951      137,793      112,199
Repayments on revolving line of credit.....................     (438,500)    (128,344)    (115,375)
Net proceeds from issuance of shares of common stock.......      129,858       58,069       53,014
Repayments of notes payable................................       (6,478)          --           --
Proceeds from exercise of employee stock options...........          572          145           --
Borrowings on acquisition credit facility..................           --           --       17,312
Repayments on acquisition credit facility..................           --           --      (17,312)
Principal payments on long-term debt.......................           --           --      (13,500)
Redemption of shares of common stock.......................           --           --      (11,765)
Proceeds from settlement of shareholder loans..............           --           --          628
Principal payments on lease liabilities and other debt.....       (2,366)          --       (1,448)
Other, net.................................................       (1,196)          --           --
                                                               ---------    ---------    ---------
  Net cash provided by financing activities................      165,841       67,663       23,753
                                                               ---------    ---------    ---------
Net (decrease) increase in cash and cash equivalents.......       (1,610)       2,846          (24)
Cash and cash equivalents at beginning of year.............        2,925           79          103
                                                               ---------    ---------    ---------
Cash and cash equivalents at end of year...................    $   1,315    $   2,925    $      79
                                                               =========    =========    =========
Supplemental disclosure of cash flow information
  Cash paid during the year for:
     Interest..............................................    $   5,117    $   1,139    $   2,141
     Income taxes..........................................       10,190        3,693        1,617

   The accompanying Notes are an integral part of the consolidated financial statements.

                                  LASON, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND CAPITALIZATION

     Lason, Inc. (together with its subsidiaries, the "Company"), a Delaware corporation, was incorporated on January 5, 1995. The Company's initial equity was comprised of $10 million of Class B common stock and approximately $1 million of Class A-1 common stock. The Company contributed the capital to Lason Acquisition Corporation, a non-operating wholly-owned subsidiary. On January 17, 1995 the cash, in addition to $21 million of bank borrowings, was used to acquire the assets and assume certain liabilities of Lason Systems, Inc. ("Predecessor") and provide working capital. Subsequent to the acquisition, Lason Acquisition Corporation changed its name to Lason Systems, Inc. ("Lason") and continued the business operations of the Predecessor. Prior to the acquisition, three shareholders collectively acquired 93.8 percent of the Class A-1 common stock which represented a 46.9 percent aggregate interest of all outstanding classes of common stock in Lason at the time. The continued shareholders' residual interest in the Company was recorded at historical cost resulting in an $8.6 million reduction in goodwill and stockholders' equity.

     In the fourth quarter of 1996, the Company completed an initial public offering ("IPO") of 3,450,000 shares of common stock, for net proceeds of approximately $53.0 million, after deducting underwriting discounts and other offering expenses. Approximately $41.2 million of the net proceeds was used to repay outstanding debt under the Company's credit agreement and approximately $11.8 million was used to redeem 692,047 shares of common stock held by the Company's largest shareholder. In August 1998 and 1997, the Company completed secondary offerings of shares of common stock. See Note 5.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS AND CUSTOMER CONCENTRATION

     The Company provides integrated outsourcing services for image and data capture, data management and output processing. These services include high-volume optical and digital printing, facility management operations at customer sites, converting inputs into digital formats, database management, and direct mailing, among others. The Company primarily serves customers in the commercial, financial services, healthcare and professional services industries.

     Transactions with various divisions of one domestic automotive manufacturer accounted for approximately 5 percent, 17 percent and 32 percent of the Company's consolidated net revenues for the 3 years ended December 31, 1998, 1997 and 1996, respectively. Receivables from that customer were approximately $2.1 million, and $2.6 million as of December 31, 1998 and 1997, respectively. Transactions with various divisions of another domestic automotive manufacturer totaled approximately 8 percent, 14 percent and 19 percent of the Company's consolidated net revenues for the years ended December 31, 1998, 1997 and 1996, respectively. In addition, the Company had receivables outstanding from this second customer of approximately $6.7 million and $7.1 million as of December 31, 1998 and 1997, respectively.

BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates. Certain amounts in the prior year consolidated financial statements have been reclassified to conform with the current year presentation.

                                  LASON, INC.

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

     The Company capitalizes direct internal and external costs associated with the development of technological systems, primarily computer software, to meet the needs of its customers. Such costs, which are included in other intangible assets, are amortized using a straight-line method over the lesser of five years or the economic life of the related asset. In addition, the Company capitalizes certain direct internal and external costs associated with upgrading and enhancing its information systems to support its national information processing needs. Capitalization of such costs begins when the preliminary planning stage for each project is completed and management has formally authorized its funding, and ends when the project is substantially complete. These costs are amortized using a straight-line method over five years. Research and development costs and other computer software and hardware maintenance and training costs are charged to expense as incurred.

     Annually, the Company evaluates the carrying value of intangible assets to determine if there has been an impairment in value. The methodology used for this evaluation includes a review of annual operating performance, along with a review of anticipated results for future years. The Company determined that there had been no impairment in the net carrying amount of intangible assets as of December 31, 1998.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosures about the fair value of financial instruments whether or not such instruments are recognized in the balance sheet. Due to the short-term nature of the Company's financial

                                  LASON, INC.

instruments, other than debt, fair values are not materially different from their carrying values. Based on the borrowing rates available to the Company, the carrying value of debt approximated fair value as of December 31, 1998 and 1997.

EARNINGS PER SHARE

     SFAS No. 128, Earnings Per Share, was issued in March 1997 and is effective for financial statements issued after December 15, 1997. The Statement established standards for computing and presenting earnings per share ("EPS") and superseded Accounting Principles Board Opinion No. 15 and its related interpretations. The Statement replaced the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution, whereas diluted EPS includes the potential dilution that could occur if securities or other contracts to issue shares of common stock were to be exercised or converted into shares of common stock. All prior period EPS amounts have been restated to reflect the provisions of SFAS No. 128.

     Basic earnings per share are computed by dividing net income available to common shareholders by the weighted average common shares outstanding. The 1996 basic earnings per share amounts are based on the weighted average number of common shares outstanding, retroactively adjusted for the effect of a 2.5 for 1 common stock split effective October 15, 1996.

     The following table presents a reconciliation of the numerator (income applicable to common shareholders) and denominator (weighted average common shares outstanding) for the basic and diluted earnings per share calculations for the years ended December 31, 1998, 1997 and 1996 (in thousands, except per share amounts).

                                                           YEAR ENDED DECEMBER 31,
                                 ----------------------------------------------------------------------------
                                           1998                      1997                      1996
                                 ------------------------   -----------------------   -----------------------
                                   NET               PER     NET               PER     NET               PER
                                 INCOME    SHARES   SHARE   INCOME   SHARES   SHARE   INCOME   SHARES   SHARE
                                 ------    ------   -----   ------   ------   -----   ------   ------   -----
BASIC EPS......................  $18,235   12,704   $1.44   $9,070    9,704   $0.93   $3,731   6,361    $0.59
EFFECT OF DILUTIVE SECURITIES
Contingently issuable shares of
  common stock.................       --      447      --       --       24      --       --      --       --
Potential shares of common
  stock from options
  outstanding..................       --      390      --       --      307      --       --     403       --
                                 -------   ------           ------   ------           ------   -----
DILUTED EPS....................  $18,235   13,541   $1.35   $9,070   10,035   $0.90   $3,731   6,764    $0.55
                                 =======   ======           ======   ======           ======   =====

     The weighted average common shares and common share equivalents outstanding used to compute the dilutive effect of common stock options outstanding was computed using the treasury stock method prescribed by SFAS No. 128. The 1996 EPS calculations include, as outstanding to the date of redemption (October 15, 1996), 692,047 shares of common stock which would have been sold at the initial offering price of $17.00 per share to fund redemption of such common stock owned by the former Class B shareholders.

NOTE 3. ACQUISITIONS

     From June 1995 through December 31, 1998, the Company, through certain of its subsidiaries, completed the acquisition of either substantially all of the assets or a controlling stock ownership interest in a substantial number of companies. Significant acquisitions completed in 1998 included the following:

     In February 1998, the Company acquired Racom Corporation and its affiliates by acquiring 100% of the outstanding common stock of its parent, Southern Microfilm Associates, Inc. ("Racom") for $20.9 million in cash and 188,382 shares of the Company's common stock valued at approximately $5.1 million. The shares of

                                  LASON, INC.

common stock are being held in escrow as collateral to indemnify the Company if contingencies set forth in the purchase agreement occur within 12 months from the date of acquisition.

     In March 1998, the Company acquired substantially all of the assets of API Systems, Inc. ("API") for $21.5 million in cash and 117,702 shares of the Company's common stock valued at approximately $3.8 million. Substantially all of the shares of common stock are being held in escrow as collateral to indemnify the Company if contingencies set forth in the purchase agreement occur within 12 months from the date of acquisition.

     In July 1998, the Company purchased 100% of the outstanding common stock of Consolidated Reprographics for $35.5 million in cash and 112,044 shares of the Company's common stock valued at approximately $6.2 million. All of the shares of common stock issued in connection with the acquisition of Consolidated Reprographics, are being held in escrow to indemnify the Company if contingencies set forth in the purchase agreement occur within 18 months from the date of acquisition.

     In November 1998, the Company purchased 100% of the common stock of Datacom Imaging Systems Company and its affiliates ("Datacom") for $7.8 million in cash and convertible debentures valued at approximately $1.2 million. The debentures are convertible into 22,535 shares of the Company's common stock at the election of the holders any time after October 29, 1999. The debentures will automatically convert into shares of the Company's common stock if the holders do not elect to convert them prior to October 29, 2000.

     Also in November 1998, the Company purchased 100% of the common stock of Lonestar Southwest Mailing Services, Inc. ("Lonestar") for $5.6 million in cash and 25,437 shares of the Company's common stock valued at approximately $1.4 million at the date of the acquisition. All of the shares of common stock issued in connection with the acquisition of Lonestar are being held in escrow to indemnify the Company if contingencies set forth in the purchase agreement occur within 24 months from the date of acquisition.

     Also in November 1998, the Company purchased 100% of the common stock of Digital Imaging & Technologies, Inc. ("DIT") for $2.2 million in cash, 37,500 shares of the Company's common stock valued at approximately $2.0 million and promissory notes payable to the selling shareholders totaling approximately $8.0 million. The promissory notes are non-interest bearing and are due January 5, 1999.

     In December 1998, the Company purchased 100% of the outstanding common stock of City Microfilm, Inc. and its affiliate CPSI (together "CPSI") for a $10.0 million promissory note due January 4, 1999 and 27,198 shares of the Company's common stock valued at approximately $1.9 million. All of the shares of common stock issued in connection with the acquisition of CPSI are being held in escrow to indemnify the Company if contingencies set forth in the purchase agreement occur within 24 months from the date of acquisition.

     Also during 1998, through certain of its subsidiaries, the Company acquired either all of the outstanding common stock or substantially all of the assets of J.L. Blodgett Mexico, S. de R.L. and its United States affiliate, Quality Mailing Services, Inc., Strategy Manufacturing, Inc., Litigation Reprographics & Support Services, Inc., Document Production Services, Inc., Input Services International, Inc., Boyle Associates, Inc., Amitech Corporation, UMC Imaging Systems, Inc., for an aggregate purchase price of approximately $34.8 million, consisting of approximately $31.1 million in cash and 89,627 shares of the Company's common stock valued at approximately $3.7 million. Of the total shares of common stock issued in connection with these acquisitions, 64,590 shares valued at approximately $2.7 million are being held in escrow to indemnify the Company for certain contingencies set forth in the various purchase agreements.

     Cash and shares of common stock issued in connection with purchase price contingencies, if any, will be recorded as an adjustment of the purchase price when the related contingency is resolved. In addition, certain of the purchase agreements provide for increased purchase price if operating income exceeds a targeted level.

                                  LASON, INC.

For the 1998 acquisitions listed above, the maximum amount of additional purchase price which may be recorded, over a period of twelve to twenty-four months, should such targets be achieved is approximately $114.6 million.

     Generally, shares of common stock issued or to be issued in connection with the acquisitions are subject to lock-up agreements ranging from 12 to 24 months. The lock-up agreements restrict the owners' ability to sell the shares of common stock.

     Each of the acquisitions was accounted for as a purchase. The results of operations for the year ended December 31, 1998 include the results of operations for each of the acquired companies since the date of their respective acquisition.

     The aggregate purchase price for the acquisitions completed for the year ended December 31, 1998, excluding liabilities assumed and including common stock and cash held in escrow, was approximately $159.4 million. The purchase price was allocated to the assets acquired and liabilities assumed based on the related fair values at the date of acquisition. The excess of the aggregate purchase price over the fair values of assets acquired and liabilities assumed has been allocated to goodwill and is being amortized on a straight-line method over 30 years.

     In conjunction with these acquisitions, liabilities assumed and other non-cash consideration was as follows (in thousands):

Fair value of assets acquired...............................    $  65,670
Goodwill....................................................      140,399
Cash and common stock held in escrow........................       25,499
Cash paid in consideration for companies acquired...........     (139,383)
Common stock issued in consideration for companies
  acquired..................................................      (25,672)
Promissory notes issued in consideration for companies
  acquired..................................................      (18,643)
Convertible debentures issued in consideration for company
  acquired..................................................       (1,169)
                                                                ---------
Liabilities assumed.........................................    $  46,701
                                                                =========

     The following table summarizes pro forma unaudited results of operations as if each of the acquisitions completed during 1998 had occurred at the beginning of each year presented (in thousands, except per share amounts):

                                                          YEAR ENDED DECEMBER 31,
                                                         -------------------------
                                                           1998             1997
                                                           ----             ----
                                                                (UNAUDITED)
Revenues.............................................    $379,309         $251,382
Income before income taxes...........................      32,254           15,759
Net income...........................................      19,457           10,128
Basic earnings per share.............................    $   1.53         $   1.03
Diluted earnings per share...........................        1.41             0.93

NOTE 4. LONG-TERM DEBT

     Lason has a credit agreement with a bank group providing for revolving credit loans of up to $200 million. Borrowings are expected to be used to finance additional acquisitions of businesses, working capital, capital expenditures and for other corporate purposes. Borrowings under the credit agreement are collateralized by substantially all of the Company's assets. Lason is not required to make principal payments prior to 2003. Interest on amounts outstanding is calculated based on interest rates determined at the time of borrowing. Borrowings bear interest at either LIBOR plus an applicable margin (6.32% as of December 31, 1998) or a base percentage rate plus an applicable margin (7.75% as of December 31, 1998) at the Company's election at

                                  LASON, INC.

the time of borrowing. The credit agreement contains covenants which, among other things, place restrictions on the acquisition and disposal of assets, payment of dividends and incurrence of liabilities and sets minimum requirements for cash flow and certain financial ratios. As of December 31, 1998, the credit agreement prohibits Lason from advancing funds or paying dividends to the Company. Borrowings outstanding under the credit agreement totaled $59.0 million and $13.6 million as of December 31, 1998 and 1997, respectively.

NOTE 5. STOCKHOLDERS' EQUITY

     In August 1998, the Company sold 2,925,000 shares of its common stock for net proceeds of approximately $129.9 million, after deducting underwriting discounts and other offering expenses. In August 1997, the Company sold 2,457,620 shares of its common stock for net proceeds of approximately $58.0 million, after deducting underwriting discounts and other offering expenses. The net proceeds from each of these offerings were used to repay debt then outstanding under the Company's credit agreement, which was primarily incurred to fund business acquisitions, and for general corporate purposes. In October 1996, the Company completed an initial public offering of 3,450,000 shares of common stock for net proceeds of $53.0 million, after deducting underwriting discounts and other offering expenses. The net proceeds were primarily used to repay amounts then outstanding under the Company's credit agreement and to redeem shares of common stock held by the Company's largest shareholder.

     In connection with the transaction described in Note 1, the Company loaned certain shareholders who were also shareholders in the Predecessor, approximately $1.3 million in 1995 which was used to pay their tax liability resulting from the sale of the assets of the Predecessor. In conjunction with the completion of the IPO in 1996, 50 percent of the then outstanding amounts of the shareholder loans were forgiven by the Company and charged to retained earnings. At the same time, the remaining 50 percent of shareholder loans outstanding were repaid to the Company, along with the related accrued interest to the date of settlement.

NOTE 6. INCOME TAXES

     The Company and its qualifying subsidiaries file a consolidated federal income tax return. The federal income tax provision is computed on the consolidated taxable income of the Company and those subsidiaries.

     The components of the consolidated income tax provision are as follows (in thousands):

                                                         YEAR ENDED DECEMBER 31,
                                                    ---------------------------------
                                                     1998          1997         1996
                                                     ----          ----         ----
Current provision
  Federal.......................................    $ 9,697       $3,011       $  972
  State.........................................        624          338           12
  Foreign.......................................        348           --           --
                                                    -------       ------       ------
Total current provision.........................    $10,669       $3,349       $  984
                                                    -------       ------       ------
Deferred provision
  Federal.......................................    $ 1,112       $1,684       $1,092
  State.........................................        121           77           27
  Foreign.......................................         --           --           --
                                                    -------       ------       ------
Total deferred provision........................    $ 1,233       $1,761       $1,119
                                                    -------       ------       ------
Total income tax provision......................    $11,902       $5,110       $2,103
                                                    =======       ======       ======

                                  LASON, INC.

     Deferred income taxes represent the net tax effects of temporary differences between the carrying value amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax return purposes. Significant components of the Company's deferred federal income tax assets and liabilities are as follows (in thousands):

                                                                  DECEMBER 31,
                                                               -------------------
                                                                1998         1997
                                                                ----         ----
Deferred tax assets related to:
  Goodwill.................................................    $2,775       $2,317
  Compensatory stock option expense........................       461          361
  Allowance for doubtful accounts..........................     2,654          146
  Covenant-not-to-compete amortization.....................        70           43
  Other....................................................         8            7
                                                               ------       ------
Total deferred tax assets..................................    $5,968       $2,874
                                                               ------       ------
Deferred tax liabilities related to:
  Prepaid expenses.........................................    $3,360       $1,059
  Goodwill.................................................     2,460          965
  Supplies.................................................       835          840
  Depreciation.............................................     1,541          418
  Capitalized software development costs...................       554          284
  Other....................................................       237           27
                                                               ------       ------
Total deferred tax liabilities.............................    $8,987       $3,593
                                                               ======       ======

     The difference between the Company's statutory federal income tax rate and its effective federal income tax rate of 39.5 percent, 35.7 percent and 35.6 percent for the years ended December 31, 1998, 1997 and 1996, respectively, results primarily from travel and entertainment expenses and certain goodwill amortization that is not deductible for federal income tax purposes.

NOTE 7. STOCK OPTION PLANS

     SFAS No. 123, Accounting for Stock Based Compensation, was issued in October 1995 and was effective for fiscal years beginning after December 15, 1995. That standard requires significant disclosures regarding employee stock options and encourages companies to recognize compensation expense for stock-based awards based on the fair value of such awards on the date of grant. Alternatively, companies may continue to account for such transactions under Accounting Principles Board ("APB") No. 25, Accounting for Stock Issued to Employees, provided that disclosures are made regarding the net income and earnings per share impact as if the value recognition and measurement criteria of SFAS No. 123 had been adopted. The Company has elected to continue to account for employee stock options under APB No. 25.

     The Company's 1998 Equity Participation Plan (the "1998 Plan") was adopted by the Board of Directors and approved by the Company's shareholders in May 1998. A committee composed of non-employee members of the Board of Directors determines the participants who receive option grants and administers the 1998 Plan. Officers, consultants, employees and non-employee directors are eligible to participate in the 1998 Plan. Under the 1998 Plan, the Company may grant options to purchase up to 900,000 shares of common stock.

     The Company's 1995 Stock Option Plan (the "1995 Plan") was adopted by the Board of Directors and approved by the Company's shareholders in January 1995. A committee composed of non-employee members of the Board of Directors determines which key employees will participate in the 1995 Plan. Under the 1995 Plan, the Company may grant up to 1,000,000 shares of common stock.

                                  LASON, INC.

     For certain options granted during 1996 and 1995, the exercise price was less than the fair value of the Company's common stock on the date of grant and, accordingly, compensation expense is recognized over the vesting period of such difference. For certain options granted in 1998, 1997 and 1996, the exercise price equaled the market price on the date of grant and, therefore, no compensation expense was recognized.

     Options generally vest over a period which ranges from three to five years from the date of grant. Each option's maximum term is generally 10 years from the grant date for options granted under the 1998 Plan and 7 years from the grant date for options granted under the 1995 Plan.

     The provisions for certain stock option agreements provided for immediate vesting of those options on the effective date of the IPO. Accordingly, the Company recorded a non-cash expense of $653,000 during the fourth quarter of 1996 to recognize the compensation associated with the immediate vesting of those stock options. Total compensation expense recorded for the years ended December 31, 1998, 1997 and 1996 was approximately $279,000, $221,000 and
$936,000, respectively.

     Had compensation expense for the Company's stock option plans been determined based on the fair value at the grant dates for awards, consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts as follows (in thousands, except per share amounts):

                                                        YEAR ENDED DECEMBER 31,
                                                       -------------------------
                                                        1998      1997     1996
                                                        ----      ----     ----
Net income
  As reported........................................  $18,235   $9,070   $3,731
  Pro forma..........................................   14,839    8,159    3,582
Basic earnings per share
  As reported........................................  $  1.44   $ 0.93   $ 0.59
  Pro forma..........................................     1.17     0.84     0.56
Diluted earnings per share
  As reported........................................  $  1.35   $ 0.90   $ 0.55
  Pro forma..........................................     1.10     0.81     0.53

     For purposes of computing the pro forma amounts above, the fair value of each option granted was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: dividend yield of 0.0 percent for all three years; expected volatility of 54 percent, 59 percent and 74 percent, respectively; risk free interest rates of 5.55 percent, 6.12 percent and 5.98 percent, respectively; and expected lives of 3.75 years, 4.17 years and 4.02 years, respectively.

                                  LASON, INC.

     A summary of the status of the Company's stock option plans is as follows for each of the years ended December 31:

                                   1998                          1997                          1996
                       ----------------------------   ---------------------------   --------------------------
                                   WEIGHTED-AVERAGE              WEIGHTED-AVERAGE             WEIGHTED-AVERAGE
                        SHARES      EXERCISE PRICE     SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE
                        ------     ----------------    ------    ----------------   ------    ----------------
Outstanding at
  beginning of
  year...............    663,318        $11.14         755,243        $ 5.33        419,326        $ 0.40
Granted
  Price = fair
     value...........    802,450         40.08         167,996         23.66        210,500         16.75
  Price < fair
     value...........         --            --              --            --        166,250          2.40
Exercised............   (119,282)         4.79        (231,524)         0.66        (23,788)         0.40
Cancelled............    (20,800)        21.90         (28,397)        16.90        (17,045)         0.40
                       ---------                      --------                      -------
Outstanding at end of
  year...............  1,325,686        $29.00         663,318        $11.14        755,243        $ 5.33
                       =========                      ========                      =======
Options exercisable
  at end of year.....    258,947                       262,413                      388,765
Weighted-average fair
  value of options...     $18.02                        $12.00                        $8.95

     The following table summarizes information about stock options outstanding as of December 31, 1998:

                          NUMBER          WEIGHTED-AVERAGE                                 NUMBER
   RANGES OF           OUTSTANDING           REMAINING           WEIGHTED-AVERAGE       EXERCISABLE        WEIGHTED-AVERAGE
 EXERCISE PRICE        AT 12/31/98        CONTRACTUAL LIFE        EXERCISE PRICE        AT 12/31/98         EXERCISE PRICE
 --------------        -----------        ----------------       ----------------       -----------        ----------------
 $ 0.40 - $16.75          392,140               4.60                  $ 8.06              231,008               $ 4.94
  16.76 -  40.50          213,596               6.02                   27.46               27,939                23.58
  40.51 -  40.55          677,850               7.42                   40.50                   --                   --
  40.56 -  54.25           42,100               7.61                   46.91                   --                   --
                        ---------                                                         -------
                        1,325,686               6.36                  $29.00              258,947               $ 6.95
                        =========               ====                  ======              =======               ======

NOTE 8. EMPLOYEE BENEFIT PLAN

     The Company has a 401 (k) profit-sharing plan and trust (the "Plan"). Each employee who is 21 years of age or older who has worked for the Company for twelve months and performed 1,000 hours of service or, has an adjusted service date with the equivalent or greater term of service, is eligible to participate in the Plan. Eligible participants may contribute not less than 2 percent and up to 15 percent of their pretax compensation to the Plan. The Plan is contributory and the Company, at its discretion, can match up to 33 percent of eligible participant contributions not to exceed 9 percent of the participant's earnings. The Company's match contribution for the years ended December 31, 1998, 1997 and 1996 totaled approximately $459,000, $337,000 and $201,000, respectively.

                                  LASON, INC.

NOTE 9. LEASE COMMITMENTS

     The Company has various operating lease agreements related primarily to equipment and buildings. As of December 31, 1998, future minimum rental payments required under noncancelable operating leases with initial or remaining lease terms in excess of one year are as follows (in thousands):

1999........................................................  $12,869
2000........................................................   11,012
2001........................................................    8,949
2002........................................................    6,599
2003........................................................    4,076
                                                              -------
Total.......................................................  $43,505
                                                              =======

     In addition, the Company has a number of equipment leases that are on a month-to-month basis.

     Total rent expense for the years ended December 31, 1998, 1997 and 1996 was approximately $12.4 million, $9.2 million and $6.4 million, respectively.

NOTE 10. SEGMENT AND RELATED INFORMATION

     SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, was issued in June 1997 and is effective for financial statements issued after December 15, 1998. The statement requires the Company to report certain information about its operating segments.

     For years prior to 1998, the Company was managed as one operating segment. Beginning in 1998, the Company's reportable segments consist of groups of business units that are organized geographically. Each of the Company's six geographic regions in the United States has a separate management team and infrastructure and offers different combinations of the Company's services.

     The accounting policies of the reportable segments are the same as those described in Note 2 of Notes to Consolidated Financial Statements. The Company evaluates the performance of its operating segments based on income before income taxes, interest income and interest expense. Intersegment sales and transfers are not significant.

                                  LASON, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

     The following table presents summarized financial information for the Company's reportable segments. The "Other" column includes corporate related items, results of insignificant operations and, as it relates to segment profit
(loss), income and expenses not allocated to reportable segments.

                            MIDWEST   CENTRAL   NORTHEAST   SOUTHEAST   SOUTHWEST    WEST      OTHER      TOTAL
                            -------   -------   ---------   ---------   ---------    ----      -----      -----
1998
Revenues..................  $12,857   $91,348    $56,753     $26,691     $38,227    $49,620   $  4,260   $279,756
Segment profit (loss).....    3,070     9,988     10,502       3,221       8,068     10,589    (15,301)    30,137
Total assets..............   56,459    74,561     70,911      26,317      55,589     90,790     57,058    431,685
Capital expenditures......    1,356    12,723      1,330         959       1,579      3,636         --     21,583
Depreciation and
  amortization............      369     3,606      1,739       1,188       1,036      2,080      2,397     12,415
1997
Revenues..................  $ 4,407   $83,452    $16,114     $13,577     $    --    $ 3,272   $   (485)  $120,337
Segment profit (loss).....    1,553    18,306      2,476       1,421          --        914    (10,490)    14,180
Total assets..............   28,089    57,607     16,720      18,181          --     20,107     37,195    177,899
Capital expenditures......       --    10,178         71         318          --         --       (168)    10,399
Depreciation and
  amortization............      119     2,244        499         649          --        108      1,322      4,941
1996
Revenues..................  $    --   $65,821    $ 3,285     $   831     $    --    $    --   $     --   $ 69,937
Segment profit (loss).....       --    15,776        314        (296)         --         --     (9,960)     5,834
Total assets..............       --    45,159      3,608       6,283          --         --     23,496     78,546
Capital expenditures......       --     4,402        138         138          --         --        (67)     4,611
Depreciation and
  amortization............       --     1,292         76         110          --         --        849      2,327

     The following table presents the details of "Other" segment profit (loss):

                                                                    YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                  1998        1997       1996
                                                                  ----        ----       ----
Net interest expense........................................    $ (4,600)   $ (1,195)   $(1,717)
Corporate expenses not allocated to operating segments......     (10,203)     (8,358)    (6,663)
Amortization of intangibles not allocated to operating
  segments..................................................      (1,047)       (716)      (644)
Compensatory stock option expense...........................        (279)       (221)      (936)
Other.......................................................         828          --         --
                                                                --------    --------    -------
     TOTAL..................................................    $(15,301)   $(10,490)   $(9,960)
                                                                ========    ========    =======

     The following table presents the details of "Other" total assets:

                                                                   YEAR ENDED DECEMBER 31,
                                                                -----------------------------
                                                                 1998       1997       1996
                                                                 ----       ----       ----
Net goodwill not allocated to operating segments............    $26,304    $16,117    $16,668
Net other intangible assets not allocated to operating
  segments..................................................      7,458      4,449      1,354
Other corporate assets not allocated to operating
  segments..................................................     23,296     16,629      5,474
                                                                -------    -------    -------
     TOTAL..................................................    $57,058    $37,195    $23,496
                                                                =======    =======    =======

     In 1998, the Company had operations in Canada, Mexico and the Caribbean in addition to its domestic operations. Revenues generated from those foreign operations were not significant for the year ended December 31, 1998. The Company did not have any foreign operations in 1997 or 1996. As of December 31,

                                  LASON, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

1998, the Company had fixed assets totaling $57.1 million and $4.6 million in the United States and all foreign countries combined, respectively.

     The Company's information management service offerings can generally be divided into the areas of image and data capture, data management and output processing. The Company's image and data capture services include the scanning and conversion of documents from a variety of input media to a digital format. The Company also provides traditional microfilm and microfiche services as well as on-site facility management services. Image and data capture represented approximately 52.4%, 41.4% and 47.7% of the Company's consolidated net revenues for the years ended December 31, 1998, 1997 and 1996, respectively.

     The Company's data management services include electronic document storage and retrieval, database management and Internet-based services, as well as list manipulation, sorting services and information search solutions so that customers' data can be customized and updated for specific target market mailings. The Company's Internet-based services include, Corporate ID, a proprietary software application that allows corporate customers to manage the procurement of corporate identification materials. Data management services represented approximately 10.0%, 11.8% and 9.9% of the Company's consolidated net revenues for the years ended December 31, 1998, 1997 and 1996, respectively.

     The Company's output processing services include print on demand, business communications and statement processing services. The Company's output processing services provide customers with rapid, reliable and cost-effective methods for making large-scale distributions of statements, reports, proxy solicitations and letters to consumers and other target audiences by fax, electronic distribution, print and mail. The Company also provides customized processing services for collection agencies located throughout the United States. Output processing represented approximately 37.6%, 46.8% and 42.4% of the Company's consolidated net revenues for the years ended December 31, 1998, 1997 and 1996, respectively.

NOTE 11. RELATED PARTY TRANSACTIONS

     Certain members of management are indebted to the Company pursuant to the terms of ten-year secured promissory notes dated June 5, 1998, which provide for extensions of credit up to a maximum aggregate principal amount of $6.6 million. The terms of the notes provide that funds may be advanced to these employees on the date of execution of the notes and on each of the three anniversary dates thereafter and/or on other defined dates. Generally, the notes are secured by each employee's unexercised stock options granted on May 29, 1998, and any of the Company's common stock acquired upon exercise of such options. All advances under a note will be forgiven in the event of a change in control of the Company. Interest accrues under each note at the applicable federal rate. As of December 31, 1998, $1.7 million was due pursuant to these notes.

     The Company purchases printing services from a company owned by the wife of a Director of the Company. For the years ended December 31, 1998, 1997 and 1996, the Company paid approximately $2.7 million, $1.7 million and $1.4 million, respectively, for such printing services. In December 1997, the Company sold certain assets to this company and recognized a gain on the sale of approximately $183,000.

     The Company leases property and a building from a general partnership in which one of the Company's Directors is the managing partner and a 33.33 percent owner. Another Director of the Company owns 33.33 percent of such partnership and is one of its partners. The Company paid $163,800, $150,150 and $191,100 in rent to that partnership for the years ended December 31, 1998, 1997 and 1996, respectively.

     The Company leases certain equipment from a company in which a Director is a 50 percent owner and its president. For the years ended December 31, 1998, 1997 and 1996, the Company paid $120,300, $116,500 and $184,390, respectively, in rent for such operating leases.

                                  LASON, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONCLUDED

     The Company contracts temporary employment services from a company which is owned by the wife of a senior member of management. The Company paid $173,648, $797,000 and $735,670 for the years ended December 31, 1998, 1997 and 1996, respectively, for such services.

     The Company believes that all the above transactions were on terms that were reasonable and competitive. Additional transactions of the nature described may take place in the ordinary course of business in the future.

NOTE 12. COMMITMENT AND CONTINGENCIES

     Various claims have been made against the Company in the normal course of business. Management believes that none of these legal proceedings will have a material adverse effect on the Company's business, financial condition or results of operations.

NOTE 13. SUBSEQUENT EVENTS

     In January 1999, the Company completed the acquisition of Vetri Systems, Inc. and its affiliate Vetri Software India, Ltd., Bonner & Moore Computing Company, a division of Bonner & Moore Associates, Inc., the Texas division of Compex Legal Services and MSI Digital & Imaging Solutions, Inc., for aggregate consideration of approximately $39.3 million, consisting of approximately $34.4 million in cash, funded by bank borrowings, and 86,902 shares of the Company's common stock valued at approximately $4.9 million.

     In March 1999, the Company completed the acquisition of Cover-All Computer Holdings Company and its affiliates for aggregate consideration of approximately $9.9 million, consisting of approximately $8.0 million in cash, funded by bank borrowings, and debentures convertible into 32,532 shares of the Company's common stock valued at approximately $1.9 million at the date of acquisition.

     On March 25, 1999, the Company reached agreement on the terms of a merger with M-R Group plc ("M-R Group"). M-R Group is a leading document and data management company headquartered in the United Kingdom. The merger is expected to be treated as a "pooling of interests" for accounting purposes and will be valued at approximately $145.2 million. Completion of the transaction is subject to M-R Group shareholder approval, Hart-Scott-Rodino regulatory review and certain other approvals. Under terms of the agreement, M-R Group shareholders will receive 4.877 new shares of the Company's common stock for every 100 M-R Group shares held.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lason, Inc. and subsidiaries as of December 31, 1998 and 1997 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

PricewaterhouseCoopers LLP

Detroit, Michigan
March 31, 1999

                                                                      SCHEDULE I

                                  LASON, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 AS OF DECEMBER 31,
                                                                --------------------
                                                                  1998        1997
                                                                  ----        ----
ASSETS
Investment in subsidiaries..................................    $282,701    $131,184
Deferred tax asset..........................................         459         361
Other.......................................................       1,632          --
                                                                --------    --------
     Total assets...........................................    $284,792    $131,545
                                                                ========    ========
LIABILITIES
Total liabilities...........................................          --          --
STOCKHOLDERS' EQUITY
Common stock................................................    $    146    $    115
Additional paid in capital..................................     252,479     117,498
Retained earnings...........................................      32,167      13,932
                                                                --------    --------
     Total stockholders' equity.............................     284,792     131,545
                                                                --------    --------
     Total liabilities and stockholders' equity.............    $284,792    $131,545
                                                                ========    ========

                                                                      SCHEDULE I

                                  LASON, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               INCOME STATEMENTS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                                ---------------------------
                                                                 1998       1997      1996
                                                                 ----       ----      ----
REVENUE.....................................................    $    --    $   --    $   --
OPERATING EXPENSES
Compensatory stock option expense...........................        279       221       936
                                                                -------    ------    ------
Operating loss..............................................       (279)     (221)     (936)
Equity in net income of subsidiaries........................     18,416     9,219     4,339
                                                                -------    ------    ------
Income before taxes.........................................     18,137     8,998     3,403
Income tax benefit..........................................        (98)      (72)     (328)
                                                                -------    ------    ------
     Net Income.............................................    $18,235    $9,070    $3,731
                                                                =======    ======    ======

                                                                      SCHEDULE I

                                  LASON, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     YEAR ENDED DECEMBER 31,
                                                                ---------------------------------
                                                                  1998         1997        1996
                                                                  ----         ----        ----
NET CASH USED IN OPERATING ACTIVITIES.......................    $      --    $     --    $     --
CASH FLOWS FROM INVESTMENT ACTIVITIES
Investment in subsidiary....................................     (130,430)    (65,248)    (41,236)
                                                                ---------    --------    --------
Net cash used in investing activities.......................     (130,430)    (65,248)    (41,236)
                                                                ---------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares of common stock..........................      129,858      65,103      53,001
Redemption of shares of common stock........................           --          --     (11,765)
Proceeds from exercise of employee stock options............          572         145          --
                                                                ---------    --------    --------
Net cash provided by financing activities...................      130,430      65,248      41,236
Change in cash..............................................           --          --          --
Cash at beginning of year...................................           --          --          --
Cash at end of year.........................................    $      --    $     --    $     --
                                                                =========    ========    ========

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

                                          By:   /s/ WILLIAM J. RAUWERDINK

                                            ------------------------------------
                                                   William J. Rauwerdink
                                                Executive Vice President and
                                                  Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated:

                SIGNATURE                                      TITLE                            DATE
                ---------                                      -----                            ----

            /s/ GARY L. MONROE                  Chief Executive Officer, Chairman of       March 31, 1999
------------------------------------------      the Board, (Principal Executive
              Gary L. Monroe                    Officer) and Director

        /s/ WILLIAM J. RAUWERDINK               Executive Vice President, Chief            March 31, 1999
------------------------------------------      Financial Officer, Treasurer and
          William J. Rauwerdink                 Secretary (Principal Financial and
                                                Accounting Officer)

                    *                           President and Chief Operating              March 31, 1999
------------------------------------------      Officer
            John R. Messinger

                    *                           Director                                   March 31, 1999
------------------------------------------
             Fariborz Ghadar

                    *                           Director                                   March 31, 1999
------------------------------------------
            Donald M. Gleklen

                    *                           Director                                   March 31, 1999
------------------------------------------
             Joseph R. Nolan

                    *                           Director                                   March 31, 1999
------------------------------------------
             Bruce V. Rauner

                    *                           Director                                   March 31, 1999
------------------------------------------
            Robert A. Yanover

      *By: /s/ WILLIAM J. RAUWERDINK
   ------------------------------------
          William J. Rauwerdink
             Attorney-in-Fact

                                  EXHIBIT INDEX


2.3 Asset Purchase Agreement dated February 1, 1996 between Lason and Diversified Support Services, Inc.(1)

2.4 Agreement of Purchase and Sale of Stock dated March 25, 1996 between Lason and Delaware Legal Copy, Inc. (as defined therein).(1)

2.5 Agreement of Purchase and Sale of Stock dated July 17, 1996 between Lason and Information & Image Technology of America, Inc.(1)

2.6 Agreement of Purchase and Sale of Stock dated July 17, 1996 between Lason and Great Lakes Micrographics.(1)

2.7 Stock Purchase Agreement dated July 24, 1996 between Lason and Micro-Pro, Inc. and MP Services, Inc.(1)

2.8 Stock Purchase Agreement dated August 6, 1996 between Lason and National Reproductions.(1)

2.9 Agreement of Purchase and Sale of Stock dated July 17, 1997 between Lason and Image Conversion Systems, Inc.(2)

2.10 Asset Purchase Agreement dated November 25, 1997 between Lason and VIP Imaging, Inc.(3)

2.11 Stock Purchase Agreement dated February 12, 1998 between Lason and with respect to the Racom Acquisition.(4)

2.12 Asset Purchase Agreement dated March 5, 1998 between Lason and API Acquisition.(5)

2.13 Agreement for the Purchase and Sale of Stock dated July 24, 1998 between Lason and Consolidated Reprographics.(6)

2.14 Agreement of Purchase and Sale of Stock dated January 31, 1997 between Lason and Churchill Communications.(7)

3.1      Form of Amended and Restated Certificate of Incorporation of the
         Company.(1)

3.2      Form of Revised Amended and Restated By-Laws.(8)

4.1      Form of certificate representing Common Stock of the Company.(1)

4.2 Second Amended and Restated Credit Agreement dated as of June 29, 1998 among the Company, the Lenders named therein (the "Lenders"), First Union National Bank , as Agent, Comerica Bank and NBD Bank, as Co-Agents.(6)

4.3 Second Amended and Restated Pledge Agreement dated as of June 29, 1998 by the Company in Favor of First Union National bank, as agent for the Lenders.(6)

4.4 Second Amended and Restated Pledge and Security Agreement dated as of June 29, 1998 by certain subsidiaries of the Company in favor of First Union National Bank.(6)

4.5 Second Amended and Restated Subsidiary Guaranty Agreement dated June 29, 1998 by certain subsidiaries of the Company in favor of the Lenders and First Union National Bank, as agent.(6)

10.5 Registration Agreement dated January 17, 1995 by and among the Company and the 1995 Stockholders.(1)

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

10.14 Stock Option Agreement dated August 7, 1995 by and between the Company and Mr. Gleklen.(1)

10.17    1996 Lason Management Bonus Plan.(1)

10.18    Lason Systems, Inc. 401(k) Profit Sharing Plan & Trust.(1)

10.19    Amendments to Lason Systems, Inc. 401(k) Profit Sharing Plan &
         Trust.(1)

10.20 Lease Agreement dated as of September 3, 1985 by and between Lason Systems, Inc. and Mart Associates as amended.(1)

10.21 Lease Agreement dated August 3, 1995 by and between Lason Systems, Inc. and Kensington Center, Inc.(1)

10.22 Lease Agreement by and between Lason Systems, Inc. and The Prudential Insurance Company of America.(1)

10.23 First Amendment to Lease dated as of July 26, 1996, by and between Kensington Center, Inc. and Lason Systems, Inc. (1)

10.27 Amendment to Employee Stock Option Agreement by and between the Company and Mr. Gleklen.(1)

10.35 Employment Agreement between Image Conversion Systems and John R. Messinger dated July 29, 1997.(8)

10.39 Form of Secured Promissory Note dated June 5, 1998 issued by each of Messrs. Monroe, Rauwerdink, Messinger, Newman and Jablonski in favor of the Company.(6)

10.40 Form of Pledge and Security Agreement dated June 5, 1998 between the Company and each of Messrs. Monroe, Rauwerdink, Messinger, Newman and Jablonski for the Secured Promissory Notes described in Exhibit 10.39.(6)

10.41 Letter Agreement between Gary L. Monroe and the Company dated July 29, 1998 amending and extending Employment Agreement.(6)

10.42    1998 Equity Participation Plan of Lason, Inc.(9)

21.1     Subsidiaries of the Company.+

23.1     Consent of PricewaterhouseCoopers LLP+

24.1     Powers of Attorney.+

27.1     Financial Data Schedule.+

-----------------------------
 + filed herewith

(1) Incorporated herein by reference to registrant's Form S-1 filed on October 7, 1996, Commission File No. 333-09799.

(2) Incorporated herein by reference to registrant's Form 8-K filed on August 4, 1997, Commission File No. 0-21407.

(3) Incorporated herein by reference to registrant's Form 8-K filed on December 10, 1997, Commission File No. 0-21047.

(4) Incorporated herein by reference to registrant's Form 8-K filed March 17, 1998, Commission File No. 0-21047.

(5) Incorporated herein by reference to registrant's Form 8-K filed on March 20, 1998, Commission File No. 0-21407.

(6) Incorporated herein by reference to registrant's Form S-1 filed on July 30, 1998, Commission File No. 333-60143.

(7) Incorporated herein by reference to registrant's Form 8-K filed on February 18, 1997, Commission File No. 0-21407.

(8) Incorporated herein by reference to registrant's Form 10-Q filed on May 15, 1998, Commission File No. 0-21407.

(9) Incorporated herein by reference to registrant's 1998 proxy statement, Appendix A, filed on April 28, 1998, Commission File No. 0-21407.