Form 10-Q
period 1999-03-31
LASON INC
filed 1999-05-17
CIK 1020616

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               FOR THE TRANSITION PERIOD FROM                 TO
                                              ---------------   ----------------

                       COMMISSION FILE NUMBER: 000-21407

                                  LASON, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                      38-3214743
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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]     No [ ]

     As of May 13, 1999, 15,524,763 shares of Common Stock, $.01 par value were outstanding.

================================================================================

                               TABLE OF CONTENTS

                                                                            PAGE NO.
                                                                            --------
Part I.     Financial Information
            Item 1. Financial Statements
            Condensed Consolidated Balance Sheets as of March 31, 1999
            (Unaudited) and   December 31, 1998.........................        2
            Condensed Consolidated Statements of Income (Unaudited),
            Three Months Ended   March 31, 1999 and 1998................        3
            Condensed Consolidated Statements of Cash Flows (Unaudited),
            Three Months   Ended March 31, 1999 and 1998................        4
            Notes to Condensed Consolidated Financial Statements
            (Unaudited).................................................        5
            Item 2. Management's Discussion and Analysis of Financial
            Condition and Results   of Operations.......................        8
            Item 3. Quantitative and Qualitative Disclosures about
            Market Risk.................................................       11
Part II.    Other Information
            Item 2. Changes in Securities and Use of Proceeds...........       12
            Item 6. Exhibits and Reports on Form 8-K....................       12
            Signatures..................................................       15

                                  LASON, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT FOR SHARES)

                                                                MARCH 31,       DECEMBER 31,
                                                                  1999              1998
                                                                ---------       ------------
                                                                (UNAUDITED)
ASSETS
Cash and cash equivalents...................................    $  2,187          $  1,315
Accounts receivable (net)...................................      99,953            86,073
Supplies....................................................      10,125            10,144
Prepaid expenses and other..................................      20,859            16,383
                                                                --------          --------
     Total current assets...................................     133,124           113,915
Property and equipment (net)................................      68,886            61,665
Intangible assets (net).....................................     303,525           252,400
Employee loans receivable...................................       1,668             1,698
Other.......................................................       5,133             2,007
                                                                --------          --------
     Total assets...........................................    $512,336          $431,685
                                                                ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses............................................      23,911            14,819
Accounts payable............................................      19,318            17,332
Notes payable...............................................         266            18,906
Customer deposits...........................................       4,687             6,015
Deferred income taxes.......................................       1,866               918
Other.......................................................       5,524             8,410
                                                                --------          --------
     Total current liabilities..............................      55,572            66,400
Revolving credit line borrowings............................     137,000            59,000
Deferred income taxes.......................................       3,281             2,101
Convertible debentures......................................       3,034             1,169
Other.......................................................      20,604            18,077
                                                                --------          --------
     Total liabilities......................................     219,491           146,747
                                                                --------          --------
STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 20,000,000 shares authorized,
  15,508,063 shares and 15,378,375 shares issued and
  outstanding, 782,758 and 686,865 shares held in escrow....         146               146
Preferred stock, $.01 par value, 5,000,000 shares
  authorized, none issued and outstanding...................          --                --
Additional paid-in capital..................................     253,598           252,479
Retained earnings...........................................      39,101            32,313
                                                                --------          --------
     Total stockholders' equity.............................     292,845           284,938
                                                                --------          --------
     Total liabilities and stockholders' equity.............    $512,336          $431,685
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

                                  LASON, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                -------------------
                                                                  1999       1998
                                                                  ----       ----
Revenues, net of postage....................................    $106,162    $46,566
Cost of revenues............................................      68,278     29,811
                                                                --------    -------
     Gross Profit...........................................      37,884     16,755
Selling, general and administrative expenses................      21,851      9,778
Compensatory stock option expense...........................          72         69
Amortization of intangibles.................................       2,559        966
                                                                --------    -------
     Income from operations.................................      13,402      5,942
Net interest expense........................................       2,131        646
                                                                --------    -------
     Income before income taxes.............................      11,271      5,296
Provision for income taxes..................................       4,483      1,830
                                                                --------    -------
     Net income.............................................    $  6,788    $ 3,466
                                                                ========    =======
Basic earnings per share....................................    $   0.46    $  0.30
                                                                ========    =======
Diluted earnings per share..................................    $   0.43    $  0.29
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

                                  LASON, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                --------------------
                                                                  1999        1998
                                                                  ----        ----
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES.................    $  3,395    $  2,084
                                                                --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisition of businesses, net of cash
  acquired..................................................     (54,368)    (47,610)
Additions to property and equipment.........................      (7,066)     (4,250)
                                                                --------    --------
     Net cash used in investing activities..................     (61,434)    (51,860)
                                                                --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving line of credit......................     109,400     131,250
Repayments on revolving line of credit......................     (31,400)    (76,500)
Repayments of notes payable.................................     (18,640)     (6,218)
Repayment on lease liabilities and other debt...............        (800)         --
Proceeds from exercise of employee stock options............         408         141
Other, net..................................................         (57)         --
                                                                --------    --------
     Net cash provided by financing activities..............      58,911      48,673
                                                                --------    --------
Net increase (decrease) in cash and cash equivalents........         872      (1,103)
Cash and cash equivalents at beginning of period............       1,315       2,925
                                                                --------    --------
Cash and cash equivalents at end of period..................    $  2,187    $  1,822
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

     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

     For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission on March 31, 1999.

     Certain reclassifications have been made to the consolidated financial statements for 1998 to conform to the 1999 presentation.

     As the Company has agreed to acquire M-R Group plc (see Note 2), a company listed on the London Stock Exchange, the Company has, as required by the United Kingdom Panel on Takeovers and Mergers, included in this Form 10-Q the information required for the half yearly report of a listed company on the London Stock Exchange (comprised in Chapter 12, paragraphs 12.46 to 12.59 inclusive of the United Kingdom Listing Rules).

NOTE 2. ACQUISITIONS

     In the three month period ended March 31, 1999, the Company completed several acquisitions, the most significant of which were Vetri Systems, Inc. and its affiliate Vetri Software India, Ltd., Bonner & Moore Computing Company, a division of Bonner & Moore Associates, Inc., the Texas division of Compex Legal Services, MSI Digital & Imaging Solutions, Inc., and Cover-All Computer Holdings Company and its affiliates.

     Aggregate consideration for all acquisitions completed in the three month period ended March 31, 1999 excluding liabilities assumed was approximately $56.6 million consisting of approximately $49.3 million in cash, 95,894 shares of the Company's common stock valued at approximately $5.4 million and debentures convertible into 32,532 shares of the Company's common stock valued at approximately $1.9 million at the date of acquisition.

     All of the shares of common stock issued in connection with the acquisitions and $1.4 million in cash are being held in escrow to indemnify the Company if contingencies set forth in the respective purchase agreements occur during periods ranging from twelve to twenty-four months from the date of acquisition. In addition, certain of the purchase agreements provide for increased purchase price if operating income exceeds a targeted level. For the acquisitions completed in the first quarter of 1999, the maximum amount of additional purchase price which may be recorded, over a period of eighteen to thirty-six months from the date of acquisition, should such targets be achieved, is approximately $65.2 million. Purchase price contingencies, if any, will be recorded as an adjustment of the purchase price when the related contingency is resolved.

     Each of the acquisitions was accounted for as a purchase. The results of operations for the three months ended March 31, 1999 include the results of operations for each of the acquired companies since the date of their respective acquisition.

     The purchase price for the acquisitions completed during the three months ended March 31, 1999 was allocated to the assets acquired and liabilities assumed based on the related fair values at the date of acquisition. The excess of the aggregate purchase price over the fair values of assets acquired and liabilities assumed has been allocated to goodwill and is being amortized on a straight-line method over 30 years. The allocation of the excess purchase price is based on preliminary estimates and assumptions, and is subject to revision upon final determination of the fair market value of the net assets acquired. Management does not expect the final allocations to differ materially from the preliminary estimates.

     In conjunction with these acquisitions, liabilities assumed and other non-cash consideration was as follows (in thousands):

Fair value of assets acquired...............................    $ 14,294
Goodwill....................................................      44,246
Cash and common stock held in escrow........................       6,858
Net cash paid in consideration for companies acquired.......     (47,601)
Common stock issued in consideration for companies
  acquired..................................................     ( 5,374)
Convertible debentures issued in consideration for companies
  acquired..................................................     ( 1,865)
                                                                --------
Liabilities assumed.........................................    $ 10,558
                                                                ========

     The following table summarizes pro forma unaudited results of operations as if each of the acquisitions completed during the first quarter of 1999 had occurred at the beginning of the periods presented (in thousands, except per share amounts):

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                1999       1998
                                                                ----       ----
Revenues..................................................    $111,955    $62,761
Income before income taxes................................      11,350      6,666
Net income................................................       6,835      4,288
Basic earnings per share..................................    $   0.46    $  0.37
Diluted earnings per share................................    $   0.43    $  0.35

     On March 25, 1999, the Company reached an agreement on the terms of a merger with M-R Group plc ("M-R Group"). M-R Group is a leading document and data management company headquartered in the United Kingdom. Under terms of the agreement, as revised on May 13, 1999, M-R Group shareholders would receive
5.376 new shares of the Company's common stock for every 100 M-R Group shares held. Completion of the transaction is subject to certain conditions including approval by M-R Group shareholders. The merger is expected to be treated as a "pooling of interests" for accounting purposes and will be valued at approximately $133.1 million.

     In April and May 1999, the Company completed the acquisitions of MSCI, Inc. and Crest Information Technologies, Inc., respectively, for aggregate consideration of $22.7 million consisting of approximately $19.9 million in cash and 61,060 shares of the Company's common stock valued at approximately $2.8 million.

NOTE 3. LONG-TERM DEBT

     Lason Systems, Inc. ("Lason"), a wholly-owned subsidiary of the Company, has a credit agreement with a bank group providing for revolving credit loans up to $200 million. Borrowings are expected to be used to finance additional acquisitions of businesses, working capital, capital expenditures and for other corporate purposes. Borrowings under the credit agreement are collateralized by substantially all of the Company's assets. Lason is not required to make principal payments prior to 2003. Interest on amounts outstanding is calculated based on interest rates determined at the time of borrowing. Borrowings bear interest at rates ranging from LIBOR plus an applicable margin (5.96% as of March 31, 1999) to a base percentage rate plus an applicable margin (7.75% as of March 31, 1999), at the Company's election at the time of borrowing. The credit agreement contains restrictions on the acquisition of stock or assets, payment of dividends, disposal of assets, incurrence of other liabilities, and has minimum requirements for cash flow and certain financial ratios.

NOTE 4. EARNINGS PER SHARE

     Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" was effective for financial statements issued after December 15, 1997. This Statement established standards for computing and presenting earnings per share ("EPS") and superseded Accounting Principles Board Opinion No. 15 and its related interpretations.

     The following table presents a reconciliation of the numerator (income applicable to common shareholders) and denominator (weighted average common shares outstanding) for the basic and diluted earnings per share calculations for the three months ended March 31, 1999 and 1998 (in thousands, except per share amounts):

                                                    THREE MONTHS ENDED             THREE MONTHS ENDED
                                                      MARCH 31, 1999                 MARCH 31, 1998
                                                ---------------------------    ---------------------------
                                                          WEIGHTED                       WEIGHTED
                                                 NET      AVERAGE      PER      NET      AVERAGE      PER
                                                INCOME     SHARES     SHARE    INCOME     SHARES     SHARE
                                                ------    --------    -----    ------    --------    -----
BASIC EPS...................................    $6,788     14,705     $0.46    $3,466     11,608     $0.30
EFFECT OF DILUTIVE SECURITIES
Contingently issuable shares of common
  stock.....................................        --        766        --        --        221        --
Potential shares of common stock from
  debentures and stock options
  outstanding...............................        --        436        --        --        296        --
                                                ------     ------              ------     ------
DILUTED EPS.................................    $6,788     15,907     $0.43    $3,466     12,125     $0.29
                                                ======     ======              ======     ======

     The weighted average common shares and common share equivalents outstanding used to compute the dilutive effect of common stock options outstanding was computed using the treasury stock method prescribed by SFAS No. 128.

NOTE 5. SEGMENT AND RELATED INFORMATION

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued in June 1997 and is effective for financial statements issued after December 15, 1998. The statement requires the Company to report certain information about its operating segments.

     For years prior to 1998, the Company was managed as one operating segment. Beginning in 1998, the Company's reportable segments consist of groups of business units that are organized geographically. Each of the Company's six geographic regions in the United States has a separate management team and infrastructure, and offers different combinations of the Company's services. The Company evaluates the performance of its operating segments based on income before income taxes and net corporate interest expense. Inter-segment sales and transfers are not significant.

     The following table presents summarized financial information for the Company's reportable segments for the three months ended March 31, 1999 and 1998 (in thousands). The "Other" column includes corporate related items, results of insignificant operations and, as it relates to segment profit (loss), income and expenses not allocated to reportable segments.

                       MIDWEST   CENTRAL   NORTHEAST   SOUTHEAST   SOUTHWEST     WEST       OTHER      TOTAL
                       -------   -------   ---------   ---------   ---------     ----       -----      -----
1999
Revenues.............  $ 3,455   $28,933    $20,320     $10,906     $17,191     $20,821    $ 4,536    $106,162
Segment profit
  (loss).............      349     2,729      2,944       1,720       3,946       2,882     (3,299)     11,271
Total assets.........   63,423    98,092     69,235      41,016      65,568      95,040     79,962     512,336
1998
Revenues.............    3,182    20,468      7,855       5,008       3,397       6,628         28      46,566
Segment profit
  (loss).............      816     2,251      1,673         480       1,009       1,419     (2,352)      5,296
Total assets.........   29,774    57,956     45,758      20,538      28,442      23,102     34,967     240,537

     The following table presents the details of "Other" segment profit (loss) (in thousands):

                                                                THREE MONTHS ENDED
                                                                     MARCH 31
                                                                ------------------
                                                                 1999       1998
                                                                 ----       ----
Net corporate interest expense..............................    $(1,765)   $  (622)
Corporate expenses not allocated to operating segments......     (2,070)    (1,244)
Amortization of intangibles not allocated to operating
  segments..................................................       (264)      (417)
Compensatory stock option expense...........................        (72)       (69)
Other.......................................................        872         --
                                                                -------    -------
     Total..................................................    $(3,299)   $(2,352)
                                                                =======    =======

     The following table presents the details of "Other" total assets (in thousands):

                                                                THREE MONTHS ENDED
                                                                     MARCH 31
                                                                ------------------
                                                                 1999       1998
                                                                 ----       ----
Net goodwill not allocated to operating segments............    $43,491    $27,739
Net other intangible assets not allocated to operating
  segments..................................................      8,096      3,591
Other corporate assets not allocated to operating
  segments..................................................     28,375      3,637
                                                                -------    -------
     Total..................................................    $79,962    $34,967
                                                                =======    =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of the Company and its management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: (i) the assimilation of acquisitions, (ii) the management of the Company's growth and expansion, (iii) dependence on major customers, or on key personnel, (iv) development by competitors of new or superior products or services, or entry into the market of new competitors, (v) fluctuations in paper prices, (vi) integrity and reliability of the Company's data, (vii) volatility of the Company's stock price, (viii) changes in the business services outsourcing industry, (ix) significance of intangible assets, (x) changes related to compensatory stock options and (xi) other risks identified from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

OVERVIEW

     In the three month period ended March 31, 1999, the Company completed several acquisitions, the most significant of which were Vetri Systems, Inc. and its affiliate Vetri Software India, Ltd., Bonner & Moore Computing Company, a division of Bonner & Moore Associates, Inc., the Texas division of Compex Legal Services, MSI Digital & Imaging Solutions, Inc., and Cover-All Computer Holdings Company and its affiliates. In April and May 1999, the Company completed the acquisitions of MSCI, Inc. and Crest Information Technologies, Inc., respectively.

     On March 25, 1999, the Company reached an agreement on the terms of a merger with M-R Group plc ("M-R Group"). M-R Group is a leading document and data management company headquartered in the United Kingdom. Under terms of the agreement, as revised on May 13, 1999, M-R Group shareholders would receive
5.376 new shares of the Company's common stock for every 100 M-R Group shares held. Completion of the transaction is subject to certain conditions including approval by M-R Group shareholders. The merger is expected to be treated as a "pooling of interests" for accounting purposes and will be valued at approximately $133.1 million.

     As the Company has agreed to acquire M-R Group plc, a company listed on the London Stock Exchange, the Company has, as required by the United Kingdom Panel on Takeovers and Mergers, included in this Form 10-Q the information required for the half yearly report of a listed company on the London Stock Exchange (comprised in Chapter 12, paragraphs 12.46 to 12.59 inclusive of the United Kingdom Listing Rules).

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

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS ENDED MARCH 31, 1998

     Consolidated net revenues increased 128% to $106.2 million for the three months ended March 31, 1999 from $46.6 million for the comparable 1998 period. Approximately $48.5 million of the increase was due to acquisitions and approximately $11.1 million was due to growth in Company's existing businesses. The majority of the internal growth came from an increase in image and data capture revenues of $9.9 million.

     Gross profit increased to $37.9 million for the three months ended March 31, 1999 from $16.8 million for the 1998 first quarter. The increase in gross profit was largely due to an increase in net revenues and the Company's service mix. Gross profit as a percentage of net revenues was 36% for both of the quarters ended March 31, 1999 and 1998.

     Selling, general and administrative expenses were $21.9 million in the 1999 first quarter compared to $9.8 million in the comparable period of 1998. Approximately $7.8 million of the increase was selling, general and administrative expenses of acquired companies. The remaining increase was due to personnel, systems and other corporate expenses associated with managing a larger consolidated organization. Selling, general and administrative expenses as a percentage of net revenues were 21% for both of the quarters ended March 31, 1999 and 1998.

     Amortization of intangibles increased to $2.6 million for the three months ended March 31, 1999 from $966,000 for the comparable 1998 period primarily due to an increase in goodwill related to business acquisitions.

     Net interest expense was $2.1 million for the 1999 first quarter compared to $646,000 for the comparable 1998 period. The increase in net interest expense is primarily due to larger average borrowing balances resulting from borrowings used to fund business acquisitions.

     Provision for income taxes as a percentage of pre-tax income was 40% for the three months ended March 31, 1999 versus 35% for the 1998 first quarter primarily due to a substantial portion of goodwill amortization expense that is not deductible for federal income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations and acquisitions through a combination of cash flow from operations, bank borrowings and the issuance of shares of common stock.

     Cash provided by operating activities was $3.4 million for the three months ended March 31, 1999, compared with $2.1 million for the comparable period of 1998. The increase in operating cash flows in 1999 is primarily due to increased net income, accounts payable and other liabilities, offset by the effects of increased accounts receivable and prepaid and other asset balances, and decreased customer deposits. Included in cash out flows for operations during the first quarter of 1999 is an increase in prepaid and other current assets of approximately $4.5 million attributable primarily the prepayment of postage and certain taxes.

     Cash flows used in investing activities totaled $61.4 million and $51.9 million for the three months ended March 31, 1999 and 1998, respectively, and was used primarily to fund the acquisition of businesses and to invest in capital assets. Cash used for acquisitions was approximately $54.3 million and $47.6 million for the three months ended March 31, 1999 and 1998, respectively. Cash used to invest in capital equipment and software development activities totaled $7.1 million for the first quarter of 1999, as compared to $4.3 million for the comparable quarter of 1998. During the first three months of 1999 and 1998, the Company invested approximately $1.5 million and $1.4 million, respectively, in the development and implementation of computer software primarily to support the Company's national information processing needs. These projects and related costs will continue as the Company pursues its acquisition strategy.

     Cash flows provided by financing activities totaled $58.9 million in the three months ended March 31, 1999, compared to $48.7 million for the comparable period of 1998, and largely consisted of borrowings on the Company's revolving line of credit which were used primarily to fund business acquisitions. Additionally, during the first quarter of 1999 and 1998, the Company repaid promissory notes in the amount of $18.6 million and $6.2 million, respectively, relating to business acquisitions in the fourth quarter of 1998 and 1997, respectively.

  Credit Agreement Borrowings

     Lason has a credit agreement with a bank group providing for revolving credit loans up to $200 million. Borrowings are expected to be used to finance additional acquisitions of businesses, working capital, capital expenditures and for other corporate purposes. Borrowings under the credit agreement are collateralized by substantially all of the Company's assets. Lason is not required to make principal payments prior to 2003. Interest on amounts outstanding is calculated based on interest rates determined at the time of borrowing. Borrowings bear interest at rates ranging from LIBOR plus an applicable margin (5.94% as of May 13, 1999) to a base percentage rate plus an applicable margin (7.75% as of May 13, 1999), depending on the Company's leverage ratio. The credit agreement contains restrictions on the acquisition of stock or assets, payment of dividends, disposal of assets, incurrence of other liabilities, and has minimum requirements for cash flow and certain financial ratios. As of May 13, 1999, $165.0 million was borrowed under the credit agreement.

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

     The Company has a standing committee consisting of key management personnel to address the year 2000 issue. The Company has surveyed its customers and suppliers identifying those that are most critical to the operations of the Company. Currently, meetings are being scheduled between such entities and Company personnel to gain a clear understanding of the year 2000 readiness and any potential impact on the Company. Remediation and contingencies are being implemented based upon these meetings, which are expected to be completed by July 30, 1999.

     The Company is currently modifying its computer software programs and operating systems to make each significant system and program "Year 2000 Compliant". As of March 31, 1999, the Company has incurred approximately $1.5 million in connection with its year 2000 compliance program and anticipates that it will incur an additional estimated $1.5 million to complete the program.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Pursuant to the General Instructions to Item 305 of Regulation S-K, the quantitative and qualitative disclosures called for by Item 3 of Part I of Form 10-Q and Item 305 of Regulation S-K do not require additional disclosure by the Company because of the short-term nature of its financial instruments and its minimal foreign currency exchange exposure in the first quarter of 1999. Accordingly, such disclosures have been omitted from this Form 10-Q. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Credit Agreement Borrowings".

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In the first quarter of 1999, in connection with the acquisition of the shares or assets of various companies and as partial payment of the purchase price, the Company issued 133,394 shares of its Common Stock valued at $7,399,101.50. The shares were issued at prices ranging from $54.00 to $56.53.

     In February 1999, the Company issued 7,896 shares of its Common Stock at a price per share of $60.17 to a shareholder of a company it had previously acquired as additional consideration for the achievement of certain target levels of financial performance after the acquisition.

     In March 1999, in connection with the acquisition of the outstanding shares of a company and as partial payment of the purchase price, the Company issued $1,865,000 of debentures convertible into 32,532 shares of the Company's Common Stock at a price of $57.32 per share. The convertible debentures mature in March 2001, but may be converted into shares of the Company's Common Stock at any time after March 2000.

     The issuance of the securities described in the three prior paragraphs was exempt from registration under the Securities Act of 1933 by virtue of Section 4(2) thereof as transactions not involving a public offering.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a. Exhibits

 2.3   Asset Purchase Agreement dated February 1, 1996 between
       Lason and Diversified Support Services, Inc.(1)
 2.4 Agreement of Purchase and Sale of Stock dated March 25, 1996 between Lason and Delaware Legal Copy, Inc. (as defined therein).(1)
 2.5 Agreement of Purchase and Sale of Stock dated July 17, 1996 between Lason and Information & Image Technology of America,
       Inc.(1)
 2.6   Agreement of Purchase and Sale of Stock dated July 17, 1996 between Lason and Great Lakes Micrographics.(1)
 2.7 Stock Purchase Agreement dated July 24, 1996 between Lason and Micro-Pro, Inc. and MP Services, Inc.(1)
 2.8 Stock Purchase Agreement dated August 6, 1996 between Lason and National Reproductions.(1).
 2.9   Agreement of Purchase and Sale of Stock dated July 17, 1997 between Lason and Image Conversion Systems, Inc.(2)
 2.10  Asset Purchase Agreement dated November 25, 1997 between
       Lason and VIP Imaging, Inc.(3)
 2.11  Stock Purchase Agreement dated February 12, 1998 between
       Lason and Racom.(4)
 2.12 Asset Purchase Agreement dated March 5, 1998 between Lason and API Systems, Inc.(5)
 2.13  Agreement for the Purchase and Sale of Stock dated July 24,
       1998 between Lason and Consolidated Reprographics.(6)
 2.14  Agreement of Purchase and Sale of Stock dated January 31,
       1997 between Lason and Churchill Communications.(7)
 2.15  Transaction Agreement between Lason and M-R Group plc dated
       March 25, 1999.+
 2.16  Amendment Agreement between Lason and M-R Group plc dated
       April 30, 1999.+
 2.17  Amendment Agreement between Lason and M-R Group plc dated
       May 13, 1999.+
 3.1 Form of Amended and Restated Certificate of Incorporation of the Company.(1)
 3.2   Form of Revised Amended and Restated Bylaws.(8)
 4.1   Form of Certificate representing Common Stock of the
       Company.(1)

 4.2   Second Amended and Restated Credit Agreement dated as of
       June 29, 1998 among the Company, the Lenders named therein
       (the "Lenders"), First Union National Bank, as Agent,
       Comerica Bank and NBD Bank, as Co-Agents.(6)
 4.3   Second Amended and Restated Pledge Agreement dated as of
       June 29, 1998 by certain subsidiaries of the Company in favor of First Union National Bank, as agent for the Lenders.(6)
 4.4 Second Amended and Restated Pledge and Security Agreement dated as of June 29, 1998 by certain subsidiaries of the Company in favor of the Lenders and First Union National
       Bank.(6)
 4.5 Second Amended and Restated Subsidiary Guaranty Agreement dated June 29, 1998 by certain subsidiaries of the Company in favor of the Lenders and First Union National Bank, as agent.(6)
10.5 Registration Agreement dated January 17, 1995 by and among the Company and the 1995 Stockholders.(1)
10.8   Employment Agreement between Lason Systems, Inc. and Gary
       Monroe.(1)
10.9   Offer of employment dated April 30, 1996 from Lason Systems,
       Inc. to Mr. Rauwerdink.(1)
10.10  Offer of employment dated June 12, 1996 from Lason Systems,
       Inc. to Mr. Jablonski.(1)
10.11  1995 Stock Option Plan of the Company.(1)
10.14 Stock Option Agreement dated August 7, 1995 by and between the Company and Mr. Gleklen.(1)
10.17  1996 Lason Management Bonus Plan.(1)
10.18  Lason Systems, Inc. 401(k) Profit Sharing Plan & Trust.(1)
10.19  Amendments to Lason Systems, Inc. 401(k) Profit Sharing Plan
       & Trust.(1)
10.20 Lease Agreement dated as of September 3, 1985 by and between Lason Systems, Inc. and Mart Associates, as amended.(1)
10.21  Lease Agreement dated August 3, 1995 by and between Lason
       Systems, Inc. and Kensington Center, Inc.(1)
10.22  Lease Agreement by and between Lason Systems, Inc. and The
       Prudential Insurance Company of America.(1)
10.23 First Amendment to Lease dated as of July 26, 1996, by and between Kensington Center, Inc. and Lason Systems, Inc.(1)
10.27 Amendment to Employee Stock Option Agreement by and between the Company and Mr. Gleklen.(1)
10.39 Form of Secured Promissory Note dated June 5, 1998 issued by each of Messrs. Monroe, Rauwerdink, Messinger, Newman and
       Jablonski in favor of the Company.(6)
10.40 Form of Pledge and Security Agreement dated June 5, 1998 between the Company and each of Messrs. Monroe, Rauwerdink, Messinger, Newman and Jablonski for the Secured Promissory
       Notes described in Exhibit 10.39.(6)
10.41 Letter Agreement between Gary L. Monroe and the Company dated July 29, 1998 amending and extending Employment
       Agreement.(6)
10.42  1998 Equity Participation Plan of Lason, Inc.(9)
10.43  Employment Agreement of John R. Messinger dated April 27,
       1999.+
27.1   Financial Data Schedule.+

-------------------------
 +  Filed herewith.

(1) Incorporated herein by reference to registrant's Form S-1 filed on October 7, 1996, Commission File No. 333-09799.

(2) Incorporated herein by reference to registrant's Form 8-K filed on August 4, 1997, Commission File No. 0-21407.

(3) Incorporated herein by reference to registrant's Form 8-K filed on December 10, 1997, Commission File No. 0-21407.

(4) Incorporated herein by reference to registrant's Form 8-K filed on March 17, 1998, Commission File No. 0-21407.

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

(6) Incorporated herein by reference to registrant's Form S-1 filed on July 30, 1998, Commission File No. 333-60143.

(7) Incorporated herein by reference to registrant's Form 8-K filed on February 18, 1997, Commission File No. 0-21407.

(8) Incorporated herein by reference to registrant's Form 10-Q filed on May 15, 1998, Commission File No. 0-21407.

(9) Incorporated herein by reference to registrant's 1998 proxy statement, Appendix A, filed on April 28, 1998, Commission File No. 0-21407.

b. Reports on Form 8-K

     The Company filed an 8-K on January 22, 1999 announcing the appointment of John R. Messinger as President and Chief Operating Officer.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       LASON, INC.

                                          --------------------------------------
                                                       (Registrant)

                                               /s/ WILLIAM J. RAUWERDINK

                                          --------------------------------------
                                               Executive Vice President and
                                                 Chief Financial Officer

May 17, 1999
(Date)

                                  EXHIBIT INDEX


2.3 Asset Purchase Agreement dated February 1, 1996 between Lason and Diversified Support Services, Inc. (1)

2.4 Agreement of Purchase and Sale of Stock dated March 25, 1996 between Lason and Delaware Legal Copy, Inc. (as defined therein). (1)

2.5 Agreement of Purchase and Sale of Stock dated July 17, 1996 between Lason and Information & Image Technology of America, Inc. (1)

2.6 Agreement of Purchase and Sale of Stock dated July 17, 1996 between Lason and Great Lakes Micrographics. (1)

2.7 Stock Purchase Agreement dated July 24, 1996 between Lason and Micro-Pro, Inc. and MP Services, Inc. (1)

2.8 Stock Purchase Agreement dated August 6, 1996 between Lason and National Reproductions. (1).

2.9 Agreement of Purchase and Sale of Stock dated July 17, 1997 between Lason and Image Conversion Systems, Inc. (2)

2.10 Asset Purchase Agreement dated November 25, 1997 between Lason and VIP Imaging, Inc. (3)

2.11     Stock Purchase Agreement dated February 12, 1998 between Lason and
         Racom. (4)

2.12 Asset Purchase Agreement dated March 5, 1998 between Lason and API Systems, Inc. (5)

2.13 Agreement for the Purchase and Sale of Stock dated July 24, 1998 between Lason and Consolidated Reprographics. (6)

2.14 Agreement of Purchase and Sale of Stock dated January 31, 1997 between Lason and Churchill Communications. (7)

2.15     Transaction Agreement between Lason and M-R Group plc dated March 25,
         1999.+

2.16     Amendment Agreement between Lason and M-R Group plc dated April
         30, 1999.+

2.17     Amendment Agreement between Lason and M-R Group plc dated May 13,
         1999.+

3.1      Form of Amended and Restated Certificate of Incorporation of the
         Company. (1)

3.2      Form of Revised Amended and Restated Bylaws. (8)

4.1      Form of Certificate representing Common Stock of the Company. (1)

4.2 Second Amended and Restated Credit Agreement dated as of June 29, 1998 among the Company, the Lenders named therein (the "Lenders"), First Union National Bank, as Agent, Comerica Bank and NBD Bank, as.
         (6)

4.3 Second Amended and Restated Pledge Agreement dated as of June 29, 1998 by certain subsidiaries of the Company in favor of First Union National Bank, as agent for the Lenders. (6)

4.4 Second Amended and Restated Pledge and Security Agreement dated as of June 29, 1998 by certain subsidiaries of the Company in favor of the Lenders and First Union National Bank. (6)

4.5 Second Amended and Restated Subsidiary Guaranty Agreement dated June 29, 1998 by certain subsidiaries of the Company in favor of the Lenders and First Union National Bank, as agent. (6)

10.5 Registration Agreement dated January 17, 1995 by and among the Company and the 1995 Stockholders. (1)

10.8     Employment Agreement between Lason Systems, Inc. and Gary Monroe. (1)

10.9 Offer of employment dated April 30, 1996 from Lason Systems, Inc. to Mr. Rauwerdink. (1)

10.10 Offer of employment dated June 12, 1996 from Lason Systems, Inc. to Mr. Jablonski. (1)

10.11    1995 Stock Option Plan of the Company. (1)

10.14 Stock Option Agreement dated August 7, 1995 by and between the Company and Mr. Gleklen. (1)

10.17    1996 Lason Management Bonus Plan. (1)

10.18    Lason Systems, Inc. 401(k) Profit Sharing Plan & Trust. (1)

10.19    Amendments to Lason Systems, Inc. 401(k) Profit Sharing Plan & Trust.
         (1)

10.20 Lease Agreement dated as of September 3, 1985 by and between Lason Systems, Inc. and Mart Associates, as amended. (1)

10.21 Lease Agreement dated August 3, 1995 by and between Lason Systems, Inc. and Kensington Center, Inc. (1)

10.22 Lease Agreement by and between Lason Systems, Inc. and The Prudential Insurance Company of America. (1)

10.23 First Amendment to Lease dated as of July 26, 1996, by and between Kensington Center, Inc. and Lason Systems, Inc. (1)

10.27 Amendment to Employee Stock Option Agreement by and between the Company and Mr. Gleklen. (1)

10.39 Form of Secured Promissory Note dated June 5, 1998 issued by each of Messrs. Monroe, Rauwerdink, Messinger, Newman and Jablonski in favor of the Company. (6)

10.40 Form of Pledge and Security Agreement dated June 5, 1998 between the Company and each of Messrs. Monroe, Rauwerdink, Messinger, Newman and Jablonski for the Secured Promissory Notes described in Exhibit 10.39.
         (6)

10.41 Letter Agreement between Gary L. Monroe and the Company dated July 29, 1998 amending and extending Employment Agreement. (6)

10.42    1998 Equity Participation Plan of Lason, Inc. (9)

10.43    Employment Agreement of John R. Messinger dated April 27, 1999.+

27.1     Financial Data Schedule.+

----------------------------------------------

+        Filed herewith.

(1) Incorporated herein by reference to registrant's Form S-1 filed on October 7, 1996, Commission File No. 333-09799.

(2) Incorporated herein by reference to registrant's Form 8-K filed on August 4, 1997, Commission File No. 0-21407.

(3) Incorporated herein by reference to registrant's Form 8-K filed on December 10, 1997, Commission File No. 0-21407.

(4) Incorporated herein by reference to registrant's Form 8-K filed on March 17, 1998, Commission File No. 0-21407.

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