Form 10-Q
period 1999-06-30
LASON INC
filed 1999-08-16
CIK 1020616

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]




As of August 12, 1999, 18,774,190 shares of Common Stock, $.01 par value were outstanding.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                  Page No.
         ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets (Unaudited) as of
            June 30, 1999 and December 31, 1998                                     2

         Condensed Consolidated Statements of Income (Unaudited),
            Three Months and Six Months Ended June 30, 1999 and 1998                3

         Condensed Consolidated Statements of Cash Flows (Unaudited),
            Six Months Ended June 30, 1999 and 1998                                 4

         Notes to Condensed Consolidated Financial Statements (Unaudited)           5

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                              12

         ITEM 3.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         17


PART II - OTHER INFORMATION


         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                        18

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              18

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 19

         SIGNATURES                                                                23

                                   LASON, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)





                                                                                          JUNE 30,              DECEMBER 31,
                                                                                            1999                    1998
                                                                                      ---------------           -------------

                                                                                           (IN THOUSANDS, EXCEPT FOR SHARES)
ASSETS
Cash and cash equivalents                                                                 $   8,153                $   6,910
Accounts receivable (net)                                                                   132,296                  105,530
Supplies                                                                                     13,780                   12,649
Deferred income taxes                                                                         1,822                    1,932
Prepaid expenses and other                                                                   30,895                   24,200
                                                                                          ---------                ---------
          Total current assets                                                              186,946                  151,221
Property and equipment (net)                                                                 97,486                   84,714
Intangible assets (net)                                                                     350,398                  266,372
Employee loans receivable                                                                     3,177                    1,698
Deferred income taxes                                                                        33,603                       --
Other                                                                                         4,994                    3,141
                                                                                          ---------                ---------
          Total assets                                                                    $ 676,604                $ 507,146
                                                                                          =========                =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses                                                                             40,060                   20,316
Accounts payable                                                                             27,994                   26,884
Notes payable                                                                                   316                   18,906
Customer deposits                                                                             6,825                    6,015
Deferred income taxes                                                                         2,364                      918
Other                                                                                        13,676                   18,521
                                                                                          ---------                ---------
          Total current liabilities                                                          91,235                   91,560
Revolving credit line borrowings                                                            194,000                   59,000
Deferred income taxes                                                                           943                    3,118
Convertible debentures                                                                        3,034                    1,169
Other                                                                                        22,569                   22,235
                                                                                          ---------                ---------
          Total liabilities                                                                 311,781                  177,082
                                                                                          ---------                ---------

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 100,000,000 and 20,000,000 shares authorized,
     18,693,300 and 15,378,375 shares issued and
     outstanding, 895,216 and 686,865 shares held in escrow                                     178                      176
Preferred stock, $.01 par value; 5,000,000 shares authorized,
     none issued and outstanding                                                                 --                       --
Additional paid-in capital                                                                  331,771                  291,621
Retained earnings                                                                            32,426                   35,666
Treasury stock (at cost)                                                                     (3,579)                  (3,579)
Accumulated other comprehensive income                                                        4,027                    6,180
                                                                                          ---------                ---------
          Total Stockholders' Equity                                                        364,823                  330,064
                                                                                          ---------                ---------
          Total liabilities and Stockholders' Equity                                      $ 676,604                $ 507,146
                                                                                          =========                =========

The accompanying Notes are an integral part of the condensed consolidated financial statements.

                                   LASON, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                               JUNE 30,                               JUNE 30,
                                                    -----------------------------          -----------------------------
                                                       1999                1998               1999               1998
                                                    ---------           ---------          ---------           ---------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Revenues, net of postage                            $ 142,105           $  86,510          $ 273,168           $ 151,622
Cost of revenues                                       87,921              52,197            170,189              92,314
                                                    ---------           ---------          ---------           ---------
     Gross profit                                      54,184              34,313            102,979              59,308

Selling, general and administrative expenses           32,699              20,221             62,956              36,596
Compensatory stock option expense                          71                 414              1,519                 819
Amortization of intangibles                             3,354               1,480              6,091               2,576
Merger-related charges                                 30,800                  --             31,088                  --
                                                    ---------           ---------          ---------           ---------
     Income (loss) from operations                    (12,740)             12,198              1,325              19,317
Net interest expense                                    2,822               1,517              5,013               2,125
                                                    ---------           ---------          ---------           ---------
     Income (loss) before income taxes                (15,562)             10,681             (3,688)             17,192
Provision (credit) for income taxes                    (5,127)              4,111               (448)              6,372
                                                    ---------           ---------          ---------           ---------
     Net income (loss)                              $ (10,435)          $   6,570          $  (3,240)          $  10,820
                                                    =========           =========          =========           =========

Basic income (loss) per share                       $   (0.59)          $    0.45          $   (0.18)          $    0.74
                                                    =========           =========          =========           =========

Diluted income (loss) per share                     $   (0.59)          $    0.43          $   (0.18)          $    0.71
                                                    =========           =========          =========           =========


The accompanying Notes are an integral part of the condensed consolidated financial statements.

                                  LASON, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                    SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                              -----------------------------
                                                                                1999                 1998
                                                                              ---------           ---------
                                                                                     (IN THOUSANDS)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                                   $   7,872           $   4,040
                                                                              ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisition of businesses, net of cash acquired                   (102,721)            (66,258)
Additions to fixed assets and software development costs                        (18,276)            (13,765)
Proceeds from sales of fixed assets                                               1,009                 814
                                                                              ---------           ---------
     Net cash used in investing activities                                     (119,988)            (79,209)
                                                                              ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving line of credit                                          195,700             331,700
Repayments on revolving line of credit                                          (60,700)           (248,850)
Repayments of notes payable                                                     (18,590)             (6,218)
Repayment on capital lease liabilities and other debt                            (1,921)             (1,849)
Proceeds from exercise of employee stock options                                    996                 389
Dividends paid by M-R Group plc                                                  (1,201)             (2,347)
Payments by M-R Group plc to acquire shares for stock option plans                   --              (1,190)
Other, net                                                                         (731)                 --
                                                                              ---------           ---------
     Net cash provided by financing activities                                  113,553              71,635
                                                                              ---------           ---------
Effect of foreign exchange rate changes on cash and cash equivalents               (194)                 62
                                                                              ---------           ---------
Net increase (decrease) in cash and cash equivalents                              1,243              (3,472)
Cash and cash equivalents at beginning of period                                  6,910              11,643
                                                                              ---------           ---------
Cash and cash equivalents at end of period                                    $   8,153           $   8,171
                                                                              =========           =========


The accompanying Notes are an integral part of the condensed consolidated financial statements.

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Lason, Inc. (together with its subsidiaries, "Lason" or the "Company") have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, such interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.

         In the opinion of management, all necessary adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

         For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission on March 31, 1999.

         Certain reclassifications have been made to the consolidated financial statements for 1998 to conform to the 1999 presentation.

NOTE 2.  MERGERS AND ACQUISITIONS

         On June 30, 1999 the Company completed its merger with M-R Group plc ("M-R"), a leading document and data management company headquartered in the United Kingdom. In connection with the merger, the Company issued approximately
3.1 million new shares of its common stock, in exchange for all of the outstanding common stock of M-R, including 47,222 shares that will be issued in connection with the settlement of certain M-R stock options (the "Executive Options"). Pursuant to the merger agreement, M-R shareholders received 5.376 new shares of Lason common stock for every 100 M-R shares held for a total value of approximately $154.4 million as of June 30, 1999.

         The merger was accounted for as a pooling of interests. Accordingly, the Company's condensed consolidated financial statements were restated as if the companies had been combined for all periods presented. Certain reclassifications and adjustments were made to M-R's financial statements to conform with Lason's presentation and with accounting principles generally accepted in the United States. Prior to the merger, there were no material transactions between Lason and M-R.

         The value of the shares of Lason common stock issued was approximately $90.4 million greater than the estimated fair value of the net assets acquired. For United States federal income tax purposes, the merger with M-R was a taxable exchange. Accordingly, for federal income tax purposes the $90.4 million was allocated to goodwill and will be amortized over the fifteen year life required in federal tax guidelines. A deferred federal income tax asset was recorded, and was credited to paid-in-capital, totaling approximately $33.6 million. This amount represents a temporary difference in deductible expenses that will result in future federal income tax benefits.

         Prior to the merger, M-R's fiscal year end was June 30. Subsequent to the merger, M-R adopted a calendar year-end. Accordingly, the Company's condensed consolidated financial statements have been recast to retroactively combine M-R's financial statements with Lason as if M-R had a calendar year-end for all periods presented.

         The assets and liabilities of M-R, and of other foreign subsidiaries, are translated into United States dollars using period-end exchange rates, while the income statements are translated using average exchange rates during the periods. Differences arising from the translation of assets and liabilities in comparison with the translation of the previous periods are included as a separate component of stockholder's equity.

         Under terms of the merger agreement, certain M-R stock options (the "Staff Options") were exchanged for options to receive 39,540 shares of Lason common stock, calculated at the same exchange ratio discussed above. The Staff Options must be exercised, in accordance with the terms of the option plan, on or before December 29, 1999 or the options expire.

         In connection with the Executive Options, M-R previously established a trust that purchased shares of M-R common stock in the open market. Such shares were to be issued to employees upon exercise of their respective individual stock options. Such shares were converted into approximately 112,000 shares of Lason common stock at the aforementioned conversion ratio. M-R's cost to acquire such shares of common stock is recorded as treasury stock in the Company's condensed consolidated financial statements.

         The following information reconciles total revenues and net income
(loss) for the separate companies with amounts presented in the accompanying condensed consolidated statements of income for the six months ended June 30, 1999 and 1998 (in thousands):

                             Six Months ended June 30,
                             -------------------------
                              1999               1998
                            --------           --------
Revenues:
     Lason                  $225,840           $109,202
     M-R                      47,328             42,420
                            --------           --------
          Total             $273,168           $151,622
                            ========           ========

Net income (loss):
     Lason                  $  3,902           $  7,307
     M-R                      (7,142)             3,513
                            --------           --------
          Total             $ (3,240)          $ 10,820
                            ========           ========


         The Executive Options were variable award plans under accounting principles generally accepted in the United States. Financial reporting standards in the United Kingdom do not require compensation expense to be recognized for the Executive Options. As a result, the consolidated financial information presented above for M-R includes an approximately $1.4 million and $680,000 pre-tax (approximately $0.9 million and $440,000 after-tax) charge to income for the six months ended June 30, 1999 and 1998, respectively, to conform the M-R financial statements to financial statements prepared in accordance with accounting principles generally accepted in the United States. The effect on diluted income (loss) per share was approximately $0.05 and $0.03, respectively.

         In connection with the M-R merger, the Company recorded $31.1 million pre-tax ($20.3 million after tax, or $1.08 per diluted share) of merger-related costs which were charged to operations during the first six months of 1999. Included in the charges are approximately $7.9 million in transaction costs primarily consisting of investment banking, legal, regulatory, accounting and other fees; non-cash charges of approximately $9.8 million for an adjustment to goodwill related to a previous M-R acquisition, recording the accelerated vesting of the Executive Options, and other charges as a result of the merger and to conform M-R's United Kingdom financial accounting standards with those used in the United States; and approximately $13.4 million related to discontinued leases, the consolidation of facilities, severance and other related expenses. The severance and other related expenses provide for a reduction of approximately 300 - 400 employees, for the consolidation of 24 facilities, including 12 M-R facilities.

         During the six months ended June 30, 1999, the Company completed several additional acquisitions which were accounted for using the purchase method of accounting, the most significant of which were: Vetri Systems, Inc. and its affiliate Vetri Software India, Ltd., Bonner & Moore Computing Company, a division of Bonner & Moore Associates, Inc., the Texas division of Compex Legal Services, MSI Digital Imaging Solutions, Inc., Cover-All Computer Holdings Company and its affiliates, MSCI, Inc., Crest Information Technologies, Inc. and Marketing Associates, Inc.

         Aggregate consideration for all the purchase acquisitions completed during the first six months of 1999 (the "1999 Purchase Acquisitions"), excluding liabilities assumed, was approximately $103.6 million, consisting of approximately $90.4 million in cash, 236,374 shares of the Company's common stock valued at approximately $11.3 million and debentures convertible into 32,532 shares of the Company's common stock valued at approximately $1.9 million at the date of acquisition.

         For the 1999 Purchase Acquisitions, 201,736 shares of the Company's common stock valued at approximately $9.8 million on the respective transaction dates, and approximately $1.7 million in cash are being held in escrow to indemnify the Company if contingencies set forth in the respective purchase agreements occur within specified time frames, ranging from 12 to 24 months from the date of acquisition. In addition, $4.2 million of the aggregate cash consideration will be paid only if certain contingencies are met. Finally, certain of the purchase agreements provide for an increase to the purchase price if operating income of the acquired business exceeds targeted levels. The maximum amount of additional purchase price which may be recorded should such targets be achieved for the 1999 Purchase Acquisitions is approximately $101.5 million. Purchase price contingencies, if any, will be recorded as an adjustment to the purchase price when the related contingency is resolved.

         With the exception of the merger with M-R discussed above, each of the 1999 Purchase Acquisitions was accounted for as a purchase. The results of operations for the three and six month periods ended June 30, 1999 include the results of operations for each of the purchase acquisitions since the date of their respective acquisition.

         The purchase price for the 1999 Purchase Acquisitions was allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The excess of the aggregate purchase price over the fair values of assets acquired and liabilities assumed has been allocated to goodwill and is being amortized on a straight-line basis over 30 years. The allocation of the excess purchase price is based on preliminary estimates and assumptions, and is subject to revision upon final determination of the fair market value of the net assets acquired. Management does not expect the final allocations to differ materially from the preliminary estimates.

         In conjunction with the 1999 Purchase Acquisitions, liabilities assumed and other non-cash consideration was as follows (in thousands):

                  Fair value of assets acquired                                         $  28,375
                  Goodwill                                                                 74,885
                  Cash and common stock held in escrow                                     11,536
                  Net cash paid in consideration for companies acquired                   (84,500)
                  Common stock issued in consideration for companies acquired             (11,331)
                  Convertible debentures issued in consideration for companies
                  acquired                                                                 (1,865)
                                                                                        ---------
                  Liabilities assumed                                                   $  17,100
                                                                                        =========

         The following table summarizes pro forma unaudited results of operations as if each of the 1999 Purchase Acquisitions had occurred at the beginning of the periods presented (in thousands, except per share amounts):

                                             Six Months Ended June 30,
                                           -----------------------------
                                              1999                1998
                                           ---------           ---------
Revenues                                   $ 293,883           $ 212,184
Income (loss) before income taxes             (2,916)             20,657
Net income (loss)                             (2,777)             12,899

Basic income (loss) per share              $   (0.16)          $    0.88
Diluted income (loss) per share            $   (0.16)          $    0.83


         In August 1999, the Company purchased all of the outstanding common stock of Addressing Services Company, Inc., for aggregate consideration of $19.5 million consisting of approximately $16.6 million in cash and 62,004 shares of the Company's common stock valued at approximately $2.9 million.

NOTE 3.  LONG-TERM DEBT

         On June 30, 1999, the Company had a credit agreement with a bank group which provided for revolving credit loans of up to $200 million. Borrowings are expected to be used to finance additional acquisitions of businesses, working capital, capital expenditures and for other corporate purposes. Borrowings under the credit agreement are collateralized by substantially all of the Company's assets. The Company is not required to make principal payments prior to 2003. Interest on amounts outstanding is calculated based on interest rates determined at the time of borrowing. Borrowings bear interest at rates ranging from LIBOR plus an applicable margin (6.07% as of June 30, 1999) to a base percentage rate plus an applicable margin (7.75% as of June 30, 1999), at the Company's election at the time of borrowing. The credit agreement contains restrictions on the acquisition of stock or assets, payment of dividends, disposal of assets, incurrence of other liabilities, and has minimum requirements for cash flow and certain financial ratios.

         During the second quarter of 1999, the Company entered into a supplemental credit agreement (the "Bridge Loan") providing for revolving credit loans up to $50 million. The Bridge Loan expires on August 31, 1999 and may be used to finance acquisitions, working capital, and for other corporate purposes. No balance was outstanding under the Bridge Loan at June 30, 1999.

         Subsequent to June 30, 1999, the Company completed an amendment to the credit agreement. The amendment, among other things, adds a term loan of $150 million and reduces the revolving portion to $150 million (with the ability, at the Company's option, to increase the revolving portion to $250 million subject to certain limitations). The amendment also allows for up to $50 million of the revolving portion to be borrowed in Euro, British Pounds Sterling, Canadian dollars and other freely traded currencies to be agreed upon with the lenders. The amendment also secures all borrowings by guarantees of certain of the Company's subsidiaries, as well as pledges of the capital stock of certain subsidiaries. Quarterly principal and interest payments will be required on the term loan, beginning in 2000 with final maturity of each loan being five years from the closing date (2004).

NOTE 4.  COMPREHENSIVE INCOME

         The components of other comprehensive income are as follows (in thousands):


                                            THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                 JUNE 30,                           JUNE 30,
                                         ---------------------------       ---------------------------
                                            1999           1998               1999           1998
                                         -----------    ------------       ------------   ------------
Net income (loss)                      $    (10,435)  $       6,570      $      (3,240) $      10,820
Net foreign currency translation               (836)           (249)            (2,153)           402
                                         -----------    ------------       ------------   ------------
Comprehensive income (loss)            $    (11,271)  $       6,321      $      (5,393) $      11,222
                                         ===========    ============       ============   ============




The components of accumulated other comprehensive income are as follows (in thousands):

                                                       JUNE 30, 1999          DECEMBER 31, 1998
                                                    -------------------     ---------------------
Foreign currency translation adjustments          $          4,027        $          6,180
                                                    -------------------     ---------------------

Accumulated other comprehensive income            $          4,027        $          6,180
                                                    -------------------     ---------------------


NOTE 5.  EARNINGS PER SHARE

         The following table presents a reconciliation of the numerator (income
(loss) applicable to common shareholders) and denominator (weighted average common shares outstanding) for the basic and diluted earnings per share calculations for the three and six month periods ended June 30, 1999 and 1998 (in thousands, except per share amounts). Weighted average shares outstanding have been retroactively restated for all periods presented to adjust for the issuance of new shares of Lason common stock related to the merger with M-R. (See Note 2):

                                               Three Months Ended                         Three Months Ended
                                                  June 30, 1999                             June 30, 1998
                                         -----------------------------               --------------------------
                                                    Weighted                                   Weighted
                                       Net           Average          Per          Net         Average          Per
                                      Loss           Shares          Share       Income         Shares         Share
                                     ------          ------          -----       ------         ------         -----

BASIC EPS                           $(10,435)         17,754       $  (0.59)    $  6,570         14,653       $   0.45

EFFECT OF DILUTIVE SECURITIES
Contingently issuable
   shares of  common stock                --              --             --           --            409             --
Potential shares of common
   stock from debentures and
   stock options outstanding              --              --             --           --            371             --
                                    --------          ------                    --------         ------
DILUTED EPS                         $(10,435)         17,754       $  (0.59)    $  6,570         15,433       $   0.43
                                    ========          ======                    ========         ======

                                               Six Months Ended                         Six Months Ended
                                                 June 30, 1999                            June 30, 1998
                                        -----------------------------              --------------------------
                                                   Weighted                                  Weighted
                                      Net           Average          Per         Net         Average          Per
                                      Loss          Shares          Share      Income         Shares         Share
                                    -------         ------          -----      ------         ------         -----
BASIC EPS                           $(3,240)        17,730       $  (0.18)    $10,820        14,629       $   0.74

EFFECT OF DILUTIVE SECURITIES
Contingently issuable
   shares of common stock                --             --             --          --           317             --
Potential shares of common
   stock from debentures and
   stock options outstanding             --             --             --          --           353             --
                                    --------        ------                                   ------
DILUTED EPS                         $(3,240)        17,730       $  (0.18)    $10,820        15,299       $   0.71
                                    ========        ======                    =======        ======


         The weighted average common shares and common share equivalents outstanding used to compute the dilutive effect of common stock options outstanding was computed using the treasury stock method prescribed by Statement of Financial Accounting Standards ("SFAS") No. 128. During the three and six month periods ended June 30, 1999 the effects of contingently issuable shares and common share equivalents are not included in the denominator for diluted earnings per share, as such effects would be antidilutive.

NOTE 6.  SEGMENT AND RELATED INFORMATION

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued in June 1997 and is effective for financial statements issued after December 15, 1998. The statement requires the Company to report certain information about its operating segments.

         For years prior to 1998, the Company was managed as one operating segment. Beginning in 1998, the Company's reportable segments consist of groups of business units that are organized geographically. Each of the Company's geographic regions has a separate management team and infrastructure, and offers different combinations of the Company's services. The Company evaluates the performance of its operating segments based on income before income taxes and net corporate interest expense. Inter-segment sales and transfers are not significant.

         The following table presents summarized financial information for the Company's reportable segments for the three and six months ended June 30, 1999 and 1998 (in thousands). The "Other" column includes corporate related items, results of insignificant operations and, as it relates to segment profit
(loss), income and expenses not allocated to reportable segments. The international segment was previously included in "other" but is now shown separately as certain quantitative thresholds under SFAS No. 131 have now been met. The international segment includes the United Kingdom, Canada and Mexico. Prior periods have been restated accordingly. Additionally, prior periods have been restated for the reallocation of certain business units among regions during the second quarter of 1999.

                                                        Three Months Ended           Six Months Ended
                                                            June 30,                     June 30,
                                                        ------------------         --------------------
                                                        1999          1998         1999            1998
                                                        ------------------         --------------------

Revenues:
   Midwest                                              $  3,182  $    774          $  3,858  $   1,506
   Central                                                38,528    25,312            70,198     48,694
   Northeast                                              18,889    13,470            38,458     21,847
   Southeast                                              17,316     8,799            33,504     16,896
   Southwest                                              17,040     9,196            33,711     12,357
   West                                                   24,982     8,727            45,919     15,569
   International                                          25,535    20,192            51,135     34,685
   Other                                                  (3,367)       40            (3,615)        68
                                                       -------------------          -------------------
   Total                                                $142,105  $ 86,510          $273,168  $ 151,622
                                                       ===================          ===================
Segment profit (loss):
   Midwest                                              $    520  $    181          $    632  $     347
   Central                                                 3,596     4,422             6,393      7,374
   Northeast                                               2,019     2,358             5,388      4,146
   Southeast                                               2,790     1,634             4,881      1,810
   Southwest                                               2,933     1,988             6,831      3,118
   West                                                    4,533     2,086             7,455      3,509
   International                                          (6,458)    3,144            (5,661)     4,372
   Other                                                 (25,495)   (5,132)          (29,607)    (7,484)
                                                       -------------------          -------------------
   Total                                                $(15,562) $ 10,681          $ (3,688) $  17,192
                                                       ===================          ===================

Details of "Other" segment profit (loss):
   Net corporate interest expense                       $ (2,536) $ (1,481)         $ (4,301) $  (2,103)
   Corporate expenses not allocated to
     operating segments                                  (22,747)   (3,122)          (24,759)    (4,366)
   Amortization of intangibles not allocated to
     operating segments                                     (140)     (445)             (404)      (862)
   Compensatory stock option expense                         (71)      (85)             (143)      (154)
   Other                                                      (1)        1                --          1
                                                       -------------------          -------------------
   Total                                                $(25,495) $ (5,132)         $(29,607) $  (7,484)
                                                       ===================          ===================



                                                                    June 30,    December 31,
                                                                      1999         1998
                                                                    ------------------------
Total assets:
   Midwest                                                           $ 12,973    $     --
   Central                                                            181,004     131,020
   Northeast                                                           68,753      63,958
   Southeast                                                           68,488      52,453
   Southwest                                                           73,685      55,589
   West                                                               100,258      90,616
   International                                                       71,849      68,999
   Other                                                               99,594      44,511
                                                                    ---------------------
   Total                                                             $676,604    $507,146
                                                                    =====================

Details of "Other" total assets:
   Net goodwill not allocated to operating
     segments                                                        $ 27,161    $ 29,900
   Net other intangible assets not allocated
     to operating segments                                              7,364       7,387
   Other corporate assets not allocated to
     operating segments                                                65,069       7,224
                                                                    ---------------------
   Total                                                             $ 99,594    $ 44,511
                                                                    =====================

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

OVERVIEW

         During the six months ended June 30, 1999, the Company completed several acquisitions which were accounted for as purchases, the most significant of which were: Vetri Systems, Inc. and its affiliate Vetri Software India, Ltd.,

Bonner & Moore Computing Company, a division of Bonner & Moore Associates, Inc., the Texas division of Compex Legal Services, MSI Digital Imaging Solutions, Inc., Cover-All Computer Holdings Company and its affiliates, MSCI, Inc., Crest Information Technologies, Inc. and Marketing Associates, Inc.

         In addition, the Company completed its merger with M-R Group plc ("M-R") on June 30, 1999, in a taxable exchange accounted for as a pooling-of-interests. Accordingly, the following discussion relates to the operations of Lason and M-R combined, unless otherwise indicated.

         In connection with the M-R merger, the Company recorded $31.1 million pre-tax ($20.3 million after tax) of merger-related costs which were charged to operations during the first six months of 1999. Included in the charges are approximately $7.9 million in transaction costs including investment banking, legal, regulatory, accounting and other fees; non cash charges of approximately $9.8 million for an adjustment to goodwill resulting from a previous M-R acquisition, and recording compensatory option and other charges as a result of the merger and to conform M-R's United Kingdom financial accounting standards with those used in the United States; and approximately $13.4 million related to discontinued leases, the consolidation of facilities, severance and other related expenses. The severance and other related expenses provide for a reduction of approximately 300 - 400 employees to consolidate 24 facilities, including 12 M-R facilities.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1998.

         Consolidated net revenues increased 64% to $142.1 million for the three months ended June 30, 1999 from $86.5 million in the second quarter of 1998. Approximately $44.1 million of the increase is due to acquisitions and approximately $11.5 million is due to growth in the Company's existing business, excluding M-R. The majority of the internal growth is attributable to the increase in image and data capture and data management revenues, largely the result of successful cross-selling of the Company's core services and the Company's focus on fast growing markets, such as e-commerce.

         Gross profit increased to $54.2 million for the second quarter of 1999 from $34.3 million for the comparable 1998 quarter primarily due to the increase in net revenues. Gross profit as a percentage of net revenues is 38% for the three months ended June 30, 1999 versus 40% for the comparable period of 1998. The decrease is primarily due to the margin effect of lower revenues at M-R's software division (Memix).

         Selling, general and administrative expenses increased $12.5 million to $32.7 million for the three months ended June 30, 1999 from $20.2 million for the comparable 1998 quarter. Selling, general and administrative expenses are approximately 23% of net revenues for both periods. Approximately $9.4 million of the increase is due to selling, general and administrative expenses of acquired companies, excluding M-R. The remaining increase is primarily due to higher compensation and other corporate administration expenses associated with managing a larger consolidated organization.

         Amortization of intangibles increased to $3.4 million for the three months ended June 30, 1999 from $1.5 million for the second quarter of 1998 primarily due to an increase in goodwill related to the business acquisitions completed.

         The Company reported an operating loss of $12.7 million for the three months ended June 30, 1999, compared to operating income of $12.2 million in the comparable period of 1998. The decline is due to the merger-related charges discussed in the overview of this Item 2. Excluding these charges, and excluding compensatory option expense of M-R, operating income increased 44% to $18.1 million for the three months ended June 30, 1999.

         Net interest expense is $2.8 million for the 1999 second quarter compared to $1.5 million in 1998. The increase is primarily due to higher average line of credit balances resulting from borrowings used primarily to fund business acquisitions.

         The income tax credit in 1999 is caused primarily by the deferred income tax benefit recorded related to the merger-related charges discussed in the overview of this Item 2. Excluding the tax effect associated with the merger-related charges, the provision for income taxes as a percentage of pre-tax income would have been 37% for the 1999 second quarter compared to 38% for the comparable period in 1998.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998.

         Consolidated net revenues increased 80% to $273.2 million for the six months ended June 30, 1999 from $151.6 million for the comparable period of 1998. Approximately $87.1 million of the increase is due to acquisitions and approximately $34.5 million is due to growth in the Company's existing business, excluding M-R. The internal growth is primarily the result of increased image and data capture and data management revenue.

         Gross profit increased to $103.0 million for the six months ended June 30, 1999 from $59.3 million for the comparable 1998 period primarily due to an increase in net revenues. Gross profit as a percentage of net revenues is 38% for the six months ended June 30, 1999 versus 39% for the comparable period of 1998.

         Selling, general and administrative expenses increased $26.4 million to $63.0 million, or 23% of net revenues for the first six months of 1999, from $36.6 million, or 24% of net revenues in the same period of 1998. Approximately $15.3 million of the increase is due to selling, general and administrative expenses of acquired companies, excluding M-R. The remaining increase is primarily due to increased compensation and other corporate administration expenses associated with managing a larger consolidated organization.

         Amortization of intangibles increased to $6.1 million for the six months ended June 30, 1999 from $2.6 million for the comparable 1998 period primarily due to an increase in goodwill related to business acquisitions completed.

         The decline in operating income from $19.3 million in the first six months of 1998 to $1.3 million in 1999 is the result of the merger-related charges of $31.1 million discussed in the overview of this Item 2, offset by increased operating income from acquisitions and internal growth.

         Net interest expense was $5.0 million for the first six months of 1999 compared to $2.1 million in the comparable 1998 period. The increase is primarily due to higher average borrowing balances resulting from borrowings used mainly to fund business acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its operations and acquisitions through a combination of cash flow from operations, bank borrowings and the issuance of shares of common stock.

         Cash flows provided by operating activities totaled $7.9 million for the six months ended June 30, 1999 compared to $4.0 million for the comparable period of 1998. The increase in operating cash flows in 1999 is primarily due to an increase in net income before non-cash merger-related charges, without a corresponding increase in accounts receivable, and an increase in accrued expenses, partially offset by higher prepaid expenses and other current assets.



         Cash flows used in investing activities totaled $120.0 million and $79.2 million for the six months ended June 30, 1999 and 1998, respectively, and was primarily used to fund the acquisition of businesses and invest in capital equipment and software development activities. Cash used for acquisitions was approximately $102.7 million and $ 66.3 million for the six months ended June 30, 1999 and 1998, respectively. Cash used to invest in capital equipment and software development activities totaled $18.3 million for the 1999 first half, compared to $13.8 million for the comparable period of 1998. During the first six months of 1999 and 1998, the Company invested approximately $5.2 million and $1.3 million, respectively, for the development and implementation of computer software primarily to support the Company's domestic and international information processing needs. These projects and related costs will continue as the Company pursues its acquisition strategy.



         Cash flows provided by financing activities totaled $113.6 million in 1999 compared to $71.6 million for the comparable period of 1998 and largely consisted of borrowings on the Company's revolving line of credit primarily used to fund the payments for acquired businesses and for working capital requirements. Additionally, during the first quarter of 1999 and 1998 the Company repaid promissory notes in the amounts of $18.6 million and $6.2 million, respectively, relating to business acquisitions in the fourth quarter of 1998 and 1997, respectively. During the first six months of 1998, a trust established by M-R purchased shares of M-R in the open market. Such shares were to be issued to M-R employees upon exercise of their respective stock options. See Notes to Condensed Consolidated Financial Statements -- Note 2.


         Credit Agreement Borrowings

         Subsequent to June 30, 1999, the Company amended and restated its credit agreement with its lenders. The amended credit agreement has a revolving credit facility of $150 million, which the Company may increase to up to $250 million, subject to certain limitations. A portion of the revolving credit facility of up to $50 million is available to the Company for borrowings in Euro, British pound sterling, Canadian dollars and other freely traded currencies to be agreed upon with the lenders. The amendment to the credit agreement also added a term loan facility of $150 million. The Company is required to begin quarterly principal and interest payments on the term loan commencing May 31, 2000, with final maturity on both loan portions in 2004. Borrowings under the credit agreement will be used to finance additional acquisitions of businesses, working capital, capital expenditures and other corporate purposes, including refinancing existing indebtedness. Borrowings under the credit agreement are secured by guaranties of certain of the Company's subsidiaries, as well as pledges of the capital stock of certain subsidiaries. Interest on amounts outstanding is calculated based on interest rates determined at the time of borrowing. Borrowings bear interest at rates ranging from a Eurodollar rate plus a maximum of 2.00% (6.78% at August 16, 1999), or a base rate plus a maximum of 0.50% (8.0% at August 16, 1999), at the Company's election at the time of borrowing. The credit agreement contains restrictions on acquisitions, dispositions of assets and the incurrence of other liabilities and contains certain financial ratio covenants. As of August 16, 1999, $223.2 million was borrowed under the credit agreement.


         Prior to the amendment, the credit agreement provided for revolving loans of up to $200 million, which the Company supplemented with an additional agreement providing for revolving credit loans of up to an additional $50 million. Borrowings under the credit agreement were collateralized by substantially all of the Company's assets before the recent amendment.

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

         The Company has a standing committee consisting of key management personnel to address the year 2000 issue. The Company has surveyed its customers and suppliers identifying those that are most critical to the operations of the Company. Meetings were scheduled between such entities and Company personnel to gain a clear understanding of their year 2000 readiness and any potential impact on the Company. Appropriate contingencies were developed based upon these meetings.

         The Company is currently modifying its computer software programs and operating systems to make each significant system and program "Year 2000 Compliant". Substantially all critical business systems are year 2000 compliant, and all individual business-unit systems (including those of M-R) are expected to be compliant by September 30, 1999. As of June 30, 1999, the Company has incurred approximately $3.3 million in connection with its year 2000 compliance program and anticipates that it will incur an additional estimated $850,000 to complete the program.

         Although the Company has not totally completed its year 2000 remediation, it does not anticipate a material year 2000 business interruption due to the nature of its operating systems, and the customers and suppliers with which it transacts business. However, there can be no assurance that the Company will not incur unanticipated costs or systems interruptions, which could have a material adverse effect on the Company's business, financial condition or results of operations. In addition, there can be no assurance that failure of the Company's critical customers or suppliers to be year 2000 compliant will not have a material adverse effect on the Company's business, financial condition or results of operations. In addition, there can be no assurance that businesses acquired in the future will not incur unanticipated costs or systems interruption, which could have an adverse effect on the Company's business, financial condition or results of operations.

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

ITEM 3.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Pursuant to the General Instructions to Item 305 of Regulation S-K, the quantitative and qualitative disclosures called for by Item 3 of Part I of Form 10-Q and Item 305 of Regulation S-K do not require additional disclosure by the Company at this time.

PART II. OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the second quarter of 1999, the Company issued shares of its common stock without registration under the Securities Act of 1933 (the "Act"). The issuance of Securities described in the first two paragraphs below were exempt from registration under the Act by virtue of Section 4(2) thereof as transactions not involving a public offering. The issuance of the securities described in the third paragraph were exempt from registration under the Act by virtue of Section 3(a)(10) thereof.

         In the second quarter of 1999, in connection with the acquisition of the shares or assets of various companies as partial payment of the purchase price, the Company issued 140,480 shares of its common stock valued at $5,958,058. The shares were issued at prices ranging form $37.33 to $56.86.

         In May 1999, the Company issued 6,616 shares of its common stock at a price per share of $54.52 to shareholders of a company it had previously acquired as additional consideration for the achievement of certain target levels of financial performance after the acquisition.

         On June 30, 1999, the Company acquired all of the outstanding shares of stock of M-R Group plc, a United Kingdom publicly-held company ("M-R"), effected by means of a scheme of Arrangement ("Scheme of Arrangement") negotiated at arm's length under Section 425 of the Companies Act of 1985, under the laws of the United Kingdom. Under the Scheme of Arrangement, M-R shareholders received 3,024,641 shares of Lason common stock. Additional shares shall be issued upon exercise of outstanding M-R options.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 27, 1999, the Company held its Annual Meeting of Shareholders. There were three matters voted on - the election of directors, amendment of the Company's 1998 Equity Participation Plan to increase by 500,000 to 1,400,000 the number of reserved shares of Lason common stock for issuance under the plan, and an amendment to Lason's Amended and Restated Certificate of Incorporation to increase the number of authorized shares to 100,000,000 from 20,000,000. All directors nominees were elected, and the two other matters were approved. The following table sets forth the results of the voting on the matters voted upon.


ELECTION OF DIRECTORS:          VOTES FOR        VOTES WITHHELD             VOTES AGAINST    ABSTAIN
----------------------          ---------        --------------             -------------    -------
Nominees:
William Rauwerdink             12,941,589         185,617                          --            --
Robert Yanover                 12,942,289         184,917                          --            --

Approval of amendment to
1998 Equity Participation
Plan                            6,722,566              --                   6,384,303        20,337

Approval of amendment to
Amended and restated
Certificate of Incorporation    9,305,431              --                   3,809,865        11,910


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

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

2.11     Stock Purchase Agreement dated February 12, 1998 between Lason and
         Racom. (4)

2.12 Asset Purchase Agreement dated March 5, 1998 between Lason and API Systems, Inc. (5)

2.13 Agreement for the Purchase and Sale of Stock dated July 24, 1998 between Lason and Consolidated Reprographics. (6)

2.14 Agreement of Purchase and Sale of Stock dated January 31, 1997 between Lason and Churchill Communications. (7)

2.15 Transaction Agreement between Lason and M-R Group plc dated March 25, 1999. (10)

2.16 Amendment Agreement between Lason and M-R Group plc dated April 30, 1999. (10)

2.17     Amendment Agreement between Lason and M-R Group plc dated May 13, 1999.
         (10)

3.1      Form of Amended and Restated Certificate of Incorporation of the
         Company. (1)

3.2      Form of Revised Amended and Restated Bylaws.  (8)

4.1      Form of Certificate representing Common Stock of the Company.  (1)

4.2 Second Amended and Restated Credit Agreement dated as of June 29, 1998 among the Company, the Lenders named therein (the "Lenders"), First Union National Bank, as Agent, Comerica Bank and NBD Bank, as Co-Agents. (6)

 4.3 Third Amended and Restated Credit Agreement dated as of August 16, 1999 among the Company, the Lenders named therein, Bank One, Michigan as administrative agent, and Comerica Bank, as syndication agent.+

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

10.20 Lease Agreement dated as of September 3, 1985 by and between Lason Systems, Inc. and Mart Associates, as amended. (1)

10.21 Lease Agreement dated August 3, 1995 by and between Lason Systems, Inc. and Kensington Center, Inc. (1)

10.22 Lease Agreement by and between Lason Systems, Inc. and The Prudential Insurance Company of America. (1)

10.23 First Amendment to Lease dated as of July 26, 1996, by and between Kensington Center, Inc. and Lason Systems, Inc. (1)

10.24    Employment Agreement of Gary L. Monroe dated June 1, 1999.+

10.25 Amended and Restated Secured Promissory Note, dated as of June 5, 1999 -- Gary L. Monroe.+

10.26 Amended and Restated Pledge and Security Agreement dated June 5, 1999 -- Gary L. Monroe.+

10.27 Amended and Restated Secured Promissory Note, dated as of June 5, 1999 -- William J. Rauwerdink.+

10.28 Amended and Restated Pledge and Security Agreement dated June 5, 1999 -- William J. Rauwerdink.+

10.29 Amended and Restated Secured Promissory Note, dated as of June 5, 1999 -- John R. Messinger.+

10.30 Amended and Restated Pledge and Security Agreement dated June 5, 1999 -- John R. Messinger.+

10.31 Amended and Restated Secured Promissory Note, dated as of June 5, 1999 -- Cary W. Newman.+

10.32 Amended and Restated Pledge and Security Agreement dated June 5, 1999 -- Cary W. Newman.+

10.42    1998 Equity Participation Plan of Lason, Inc. (9)

10.43    Employment Agreement of John R. Messinger dated April 27, 1999. (10)

27.1     Financial Data Schedule (6 months ended 6-30-99).+

27.2     Financial Data Schedule (6 months ended 6-30-98 - Restated).+

27.3     Financial Data Schedule (12 months ended 12-31-98 - Restated).+

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

(6) Incorporated herein by reference to registrant's Form S-1 filed on July 30, 1998, Commission File No. 333-60143.

(7) Incorporated herein by reference to registrant's Form 8-K filed on February 18, 1997, Commission File No. 0-21407.

(8) Incorporated herein by reference to registrant's Form 10-Q filed on May 15, 1998, Commission File No. 0-21407.

(9) Incorporated herein by reference to registrant's 1998 proxy statement, Appendix A, filed on April 28, 1998, Commission File No. 0-21407.

(10) Incorporated herein by reference to Registrant's Form 10-Q filed on May 17, 1999.

b.       Reports on Form 8-K

         The Company filed a report on Form 8-K on April 6, 1999 disclosing in
         Item 5 thereof the agreement between the Company and M-R Group plc regarding the terms of a proposed merger.

         The Company filed a report on Form 8-K on May 21, 1999 disclosing in
         Item 5 the revised terms of the proposed merger with M-R Group plc.

         The Company filed a report on Form 8-K on July 15, 1999 disclosing in
         Item 2 completion of its merger with M-R Group plc on June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                LASON, Inc
                           ----------------------------------------------------
                                               (Registrant)

                           /s/ William J. Rauwerdink
                           ----------------------------------------------------
                           Executive Vice President and Chief Financial Officer


August 16, 1999

                               INDEX TO EXHIBITS

EXHIBIT NO.                   DESCRIPTION
------- ---                   -----------

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

2.11     Stock Purchase Agreement dated February 12, 1998 between Lason and
         Racom. (4)

2.12 Asset Purchase Agreement dated March 5, 1998 between Lason and API Systems, Inc. (5)

2.13 Agreement for the Purchase and Sale of Stock dated July 24, 1998 between Lason and Consolidated Reprographics. (6)

2.14 Agreement of Purchase and Sale of Stock dated January 31, 1997 between Lason and Churchill Communications. (7)

2.15 Transaction Agreement between Lason and M-R Group plc dated March 25, 1999. (10)

2.16 Amendment Agreement between Lason and M-R Group plc dated April 30, 1999. (10)

2.17     Amendment Agreement between Lason and M-R Group plc dated May 13, 1999.
         (10)

3.1      Form of Amended and Restated Certificate of Incorporation of the
         Company. (1)

3.2      Form of Revised Amended and Restated Bylaws.  (8)

4.1      Form of Certificate representing Common Stock of the Company.  (1)

4.2 Second Amended and Restated Credit Agreement dated as of June 29, 1998 among the Company, the Lenders named therein (the "Lenders"), First Union National Bank, as Agent, Comerica Bank and NBD Bank, as Co-Agents. (6)

 4.3 Third Amended and Restated Credit Agreement dated as of August 16, 1999 among the Company, the Lenders named therein, Bank One, Michigan as administrative agent, and Comerica Bank, as syndication agent.+

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

10.20 Lease Agreement dated as of September 3, 1985 by and between Lason Systems, Inc. and Mart Associates, as amended. (1)

10.21 Lease Agreement dated August 3, 1995 by and between Lason Systems, Inc. and Kensington Center, Inc. (1)

10.22 Lease Agreement by and between Lason Systems, Inc. and The Prudential Insurance Company of America. (1)

10.23 First Amendment to Lease dated as of July 26, 1996, by and between Kensington Center, Inc. and Lason Systems, Inc. (1)

10.24    Employment Agreement of Gary L. Monroe dated June 1, 1999.+

10.25 Amended and Restated Secured Promissory Note, dated as of June 5, 1999 -- Gary L. Monroe.+

10.26 Amended and Restated Pledge and Security Agreement dated June 5, 1999 -- Gary L. Monroe.+

10.27 Amended and Restated Secured Promissory Note, dated as of June 5, 1999 -- William J. Rauwerdink.+

10.28 Amended and Restated Pledge and Security Agreement dated June 5, 1999 -- William J. Rauwerdink.+

10.29 Amended and Restated Secured Promissory Note, dated as of June 5, 1999 -- John R. Messinger.+

10.30 Amended and Restated Pledge and Security Agreement dated June 5, 1999 -- John R. Messinger.+

10.31 Amended and Restated Secured Promissory Note, dated as of June 5, 1999 -- Cary W. Newman.+

10.32 Amended and Restated Pledge and Security Agreement dated June 5, 1999 -- Cary W. Newman.+

10.42    1998 Equity Participation Plan of Lason, Inc. (9)

10.43    Employment Agreement of John R. Messinger dated April 27, 1999. (10)

27.1     Financial Data Schedule (6 months ended 6-30-99).+

27.2     Financial Data Schedule (6 months ended 6-30-98 - Restated).+

27.3     Financial Data Schedule (12 months ended 12-31-98 - Restated).+

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

(10) Incorporated herein by reference to Registrant's Form 10-Q filed on May 17, 1999.