Form 10-Q
period 1999-09-30
LASON INC
filed 1999-11-15
CIK 1020616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-21407

LASON, INC.

(Exact name of registrant as specified in its charter)

DELAWARE

(State or other jurisdiction of
incorporation or organization)
38-3214743
(I.R.S. Employer
identification number)

1305 Stephenson Highway

Troy, Michigan 48083
(Address of principal executive offices including zip code)

Telephone: (248) 597-5800

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]     No [   ]

     As of November 10, 1999, 18,897,348 shares of Common Stock, $.01 par value were outstanding.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SIGNATURES
EXHIBIT INDEX

		Page No.

Part I.	Financial Information
	Item 1. Financial Statements

	Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 1999 and December 31, 1998	2

	Condensed Consolidated Statements of Income (Unaudited), Three Months and Nine Months Ended September 30, 1999 and 1998	3

	Condensed Consolidated Statements of Cash Flows (Unaudited), Nine Months Ended September 30, 1999 and 1998	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

	Item 3. Quantitive and Qualitative Disclosures about Market Risk	16
Part II.	Other Information

	Item 2. Changes in Securities and Use of Proceeds	17

	Item 6. Exhibits and Reports on Form 8-K	17

	Signatures	20

LASON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for shares)
(Unaudited)

	September 30,	December 31,
	1999	1998

ASSETS

Cash and cash equivalents	$10,454	$6,910

Accounts receivable (net)	143,147	105,530

Supplies	12,107	12,649

Deferred income taxes	1,777	1,932

Prepaid expenses and other	34,973	23,845

Total current assets	202,458	150,866

Property and equipment (net)	108,032	84,714

Intangible assets (net)	379,349	266,015

Employee loans receivable	3,170	1,698

Deferred income taxes	32,161	—

Other	6,707	3,496

Total assets	$731,877	$506,789

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accrued expenses	$41,115	$29,116

Accounts payable	27,351	26,884

Notes payable	300	18,906

Customer deposits	4,742	6,015

Deferred income taxes	1,871	918

Current portion of term loan	7,500	—

Other	11,566	12,602

Total current liabilities	94,445	94,441

Revolving credit line borrowings	90,000	59,000

Term loan	142,500	—

Deferred income taxes	1,009	3,246

Convertible debentures	3,034	1,169

Other	18,292	22,235

Total liabilities	349,280	180,091

STOCKHOLDERS’ EQUITY

Common stock, $.01 par value; 100,000,000 and 20,000,000 shares authorized, 18,872,419 and 18,332,140 shares issued and outstanding, 759,093 and 686,865 shares held in escrow	180	176

Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued and outstanding	—	—

Additional paid-in capital	339,924	291,621

Retained earnings	39,888	32,495

Treasury stock (at cost)	(3,579)	(3,579)

Accumulated other comprehensive income	6,184	5,985

Total stockholders’ equity	382,597	326,698

Total liabilities and stockholders’ equity	$731,877	$506,789

The accompanying Notes are an integral part of the condensed consolidated financial statements.

LASON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	1999	1998	1999	1998

Revenue, net of postage	$152,745	$96,943	$425,913	$248,565

Cost of revenues	94,456	62,983	264,645	155,297

Gross profit	58,289	33,960	161,268	93,268

Selling, general and administrative expenses	32,982	22,520	95,938	59,116

Compensatory stock option expense (income)	65	(694)	1,584	125

Amortization of intangibles	3,747	1,826	9,838	4,402

Merger-related charges	—	—	31,088	—

Income from operations	21,495	10,308	22,820	29,625

Net interest expense	3,832	1,764	8,845	3,889

Income before income taxes	17,663	8,544	13,975	25,736

Provision for income taxes	7,030	3,253	6,582	9,625

Net income	$10,633	$5,291	$7,393	$16,111

Basic income per share	$0.59	$0.34	$0.41	$1.08

Diluted income per share	$0.56	$0.32	$0.40	$1.03

The accompanying Notes are an integral part of the condensed consolidated financial statements.

LASON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	1999	1998

Cash Flows Provided By (Used In) Operating Activities	$11,264	$(1,302)

Cash Flows From Investing Activities:

Payments for acquisition of businesses, net of cash acquired	(131,320)	(118,448)

Additions to fixed assets and software development costs	(32,694)	(19,917)

Proceeds from sales of fixed assets	1,023	1,127

Other, net	(24)	—

Net cash used in investing activities	(163,015)	(137,238)

Cash Flows From Financing Activities:

Borrowings on revolving line of credit	335,218	418,400

Repayments on revolving line of credit	(304,218)	(404,450)

Borrowings on term loan	150,000	—

Repayments of notes payable	(18,606)	(6,254)

Repayment on capital lease liabilities and other debt	(3,837)	(2,907)

Payments to amend credit agreement	(2,260)	(694)

Proceeds from exercise of employee stock options	1,607	493

Dividends paid by M-R Group plc	(1,201)	(2,347)

Net proceeds from issuance of shares of common stock	—	130,809

Payments by M-R Group plc to acquire shares for stock option plans	—	(1,190)

Other, net	(1,504)	(1,698)

Net cash provided by financing activities	155,199	130,162

Effect of foreign exchange rate changes on cash and cash equivalents	96	36

Net increase (decrease) in cash and cash equivalents	3,544	(8,342)

Cash and cash equivalents at beginning of period	6,910	11,643

Cash and cash equivalents at end of period	$10,454	$3,301

The accompanying Notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements of Lason, Inc. (together with its subsidiaries, “Lason” or the “Company”) have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, such interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.

      In the opinion of management, all necessary adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

      For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission on March 31, 1999.

      Certain reclassifications have been made to the consolidated financial statements for 1998 to conform to the 1999 presentation.

Note 2.  Mergers and Acquisitions

      On June 30, 1999 the Company completed its merger with M-R Group plc (“M-R”), a leading document and data management company headquartered in the United Kingdom. In connection with the merger, the Company issued approximately 3.1 million new shares of its common stock, in exchange for all of the outstanding common stock of M-R, including 47,222 shares issued in connection with the settlement of certain M-R stock options (the “Executive Options”). Pursuant to the merger agreement, M-R shareholders received 5.376 new shares of Lason common stock for every 100 M-R shares held for a total value of approximately $154.4 million as of June 30, 1999.

      The merger was accounted for as a pooling-of-interests. Accordingly, the Company’s condensed consolidated financial statements were restated as if the companies had been combined for all periods presented. Certain reclassifications and adjustments were made to M-R’s financial statements to conform with Lason’s presentation and with accounting principles generally accepted in the United States. Prior to the merger, there were no material transactions between Lason and M-R.

      The value of the shares of Lason common stock issued was approximately $90.4 million greater than the estimated fair value of the net assets acquired. For United States federal income tax purposes, the merger with M-R was a taxable exchange. Accordingly, for federal income tax purposes the $90.4 million was allocated to goodwill and will be amortized over the fifteen year life required in federal tax guidelines. A deferred federal income tax asset was recorded, and was credited to paid-in capital, totaling approximately $33.6 million. This amount represents a temporary difference in deductible expenses that will result in future federal income tax benefits.

      Prior to the merger, M-R’s fiscal year end was June 30. Subsequent to the merger, M-R adopted a calendar year-end. Accordingly, the Company’s condensed consolidated financial statements have been recast to retroactively combine M-R’s financial statements with Lason as if M-R had a calendar year-end for all periods presented.

      Under terms of the merger agreement, certain M-R stock options (the “Staff Options”) were exchanged for options to receive 39,540 shares of Lason common stock, calculated at the same exchange ratio discussed above. The Staff Options must be exercised, in accordance with the terms of the option plan, on or before December 29, 1999 or the options expire. A total of 8,064 such shares were issued in the three month period ended September 30, 1999.

      In connection with the Executive Options, M-R previously established a trust that purchased shares of M-R common stock on the open market. Such shares were to be issued to employees upon exercise of their respective individual stock options. Such shares were converted into approximately 112,000 shares of Lason common stock at the aforementioned conversion ratio. M-R’s cost to acquire such shares of common stock is recorded as treasury stock in the Company’s condensed consolidated financial statements.

      The following information reconciles total revenues and net income (loss) for the separate companies with amounts presented in the accompanying condensed consolidated statements of income for the nine months ended September 30, 1998 and the six months ended June 30, 1999 (the operating period of Lason and M-R prior to the merger) (in thousands):

	Six Months Ended	Nine Months Ended
	June 30,	September 30,
	1999	1998

Revenues:

Lason	$225,840	$187,136

M-R	47,328	61,429

Total	$273,168	$248,565

Net income (loss):

Lason	$3,902	$12,076

M-R	(7,142)	4,035

Total	$(3,240)	$16,111

      The Executive Options were granted under award plans considered to be variable under accounting principles generally accepted in the United States. Financial reporting standards in the United Kingdom do not require compensation expense to be recognized for the Executive Options. As a result, the consolidated financial information presented for M-R includes an approximate $1.4 million pre-tax (approximately $0.9 million after-tax) charge to income for the nine months ended September 30, 1999 to conform the M-R financial statements to financial statements prepared in accordance with accounting principles generally accepted in the United States. For the corresponding nine month period in 1998, such options provided a benefit of approximately $80,000 pre-tax (approximately $40,000 after tax). The effect on diluted income per share was a (decrease) increase of approximately ($0.05) and $0.01 in the nine months ended September 30, 1999 and 1998, respectively.

      In connection with the M-R merger, the Company recorded $31.1 million pre-tax ($20.3 million after tax, or $1.08 per diluted share) of merger-related costs which were charged to operations during the first half of 1999. Included in the charges are approximately $7.9 million in transaction costs primarily consisting of investment banking, legal, regulatory, accounting and other fees; non-cash charges of approximately $9.8 million for an adjustment to goodwill related to a previous M-R acquisition, recording the accelerated vesting of the Executive Options, and other charges as a result of the merger and to conform M-R’s United Kingdom financial accounting standards with those used in the United States; and approximately $13.4 million related to discontinued leases, the consolidation of facilities, severance and other related expenses.

      Details of the merger-related charges are as follows (in thousands):

		Used
	Original			Balance at
	Accrual	Cash	Non-cash	September 30, 1999

Transaction costs	$7,897	$2,666	$—	$5,231

Accounting charges	9,820	—	9,200	620

Consolidation and restructure costs	13,371	7,878	4,136	1,357

Totals	$31,088	$10,544	$13,336	$7,208

      For the businesses that have had facilities closed or consolidated with other facilities, the tangible assets to be disposed of have been written down to their estimated fair value, less cost of disposal. In addition, as a result of the consolidation of approximately 21 facilities, approximately 410 employees have been separated from the Company as of September 30, 1999. These amounts are included in “consolidation and restructure costs” in the table above.

      It is expected that the balance of the merger-related accrual will be used by the end of the first quarter of 2000.

      During the nine months ended September 30, 1999, the Company completed several additional acquisitions which were accounted for using the purchase method of accounting, the most significant of which were: Vetri Systems, Inc. and its affiliate Vetri Software India, Ltd., Bonner & Moore Computing Company, a division of Bonner & Moore Associates, Inc., the Texas division of Compex Legal Services, MSI Digital Imaging Solutions, Inc., Cover-All Computer Holdings Company and its affiliates, MSCI, Inc., Crest Information Technologies, Inc., Marketing Associates, Inc., and Addressing Services Company, Inc.

      Aggregate consideration for all the purchase acquisitions completed during the first nine months of 1999 (the “1999 Purchase Acquisitions”), excluding liabilities assumed, was approximately $126.9 million, consisting of approximately $110.5 million in cash, 305,343 shares of the Company’s common stock valued at approximately $14.5 million and debentures convertible into 32,532 shares of the Company’s common stock valued at approximately $1.9 million at the date of acquisition.

      For the 1999 Purchase Acquisitions, 270,705 shares of the Company’s common stock valued at approximately $13.0 million on the transaction date, and approximately $1.7 million in cash are being held in escrow to indemnify the Company if contingencies set forth in the respective purchase agreements occur within specified time frames ranging from 12 to 24 months from the date of acquisition. In addition, $4.2 million of the aggregate cash will be paid only if certain contingencies are met. Finally, certain of the purchase agreements provide for an increase to the purchase price if operating income of the acquired business exceeds targeted levels. The maximum amount of additional purchase price which may be recorded should such targets be achieved for the 1999 Purchase Acquisitions is approximately $115.0 million. Purchase price contingencies, if any, will be recorded as an adjustment to the purchase price when the related contingency is resolved.

      With the exception of the merger with M-R discussed above, each of the 1999 Purchase Acquisitions was accounted for as a purchase. The results of operations for the three and nine month periods ended September 30, 1999 include the results of operations for each of the purchase acquisitions since the date of their respective acquisition.

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

      In conjunction with 1999 Purchase Acquisitions, liabilities assumed and other non-cash consideration was as follows (in thousands):

Fair value of assets acquired	$33,693

Goodwill	93,207

Cash and common stock held in escrow	14,730

Net cash paid in consideration for companies acquired	(104,193)

Common stock issued in consideration for companies acquired	(14,525)

Convertible debentures issued in consideration for companies acquired	(1,865)

Liabilities assumed	$21,047

      The following table summarizes pro forma unaudited results of operations as if each of the 1999 Purchase Acquisitions had occurred at the beginning of the periods presented (in thousands, except per share amounts):

	Nine Months Ended
	September 30,

	1999	1998

Revenues	$466,633	$370,395

Income before income taxes	14,248	33,285

Net income	7,557	20,641

Basic income per share	$0.42	$1.38

Diluted income per share	$0.40	$1.29

      In October 1999, the Company purchased all of the outstanding common stock of Atlantic Document Centers, Inc. for aggregate consideration of $6.0 million consisting of approximately $5.1 million in cash and 19,537 shares of the Company’s common stock valued at approximately $0.9 million.

Note 3.  Long-Term Debt

      In August of 1999, the Company amended and restated its credit agreement with its lenders. Borrowings under the amended credit agreement are expected to be used to finance additional acquisitions of businesses, working capital, capital expenditures and other corporate purposes. Such borrowings are secured by guarantees of certain of the Company’s subsidiaries, as well as pledges of the capital stock of certain subsidiaries. Interest on amounts outstanding is calculated based on interest rates determined periodically at the beginning of each borrowing period. Borrowings bear interest at rates ranging from a Eurodollar rate plus a maximum of 2.00% (6.87% as of September 30, 1999) or a base percentage rate plus a maximum of 0.50% (8.25% at September 30, 1999), at the Company’s election at the time of borrowing. The credit agreement contains restrictions on acquisitions, disposition of assets, and the incurrence of other liabilities and contains certain financial ratio covenants.

      The amended credit agreement has a revolving credit facility of $150 million, which the Company may increase to up to $250 million, subject to certain limitations. A portion of the revolving credit facility of up to $50 million is available to the Company for borrowings in Euro, British pound sterling, Canadian dollars and other freely traded currencies to be agreed upon with the lenders. Lason is not required to make principal payments until final maturity in 2004.

      The amendment to the credit agreement also added a term loan facility of $150 million. Quarterly principal payments commence May 2000, with final maturity August 2004, as follows (in thousands):

2000	$11,250

2001	20,625

2002	35,625

2003	52,500

2004	30,000

Total	150,000

Less current portion	(7,500)

Long term portion	$142,500

Note 4.  Comprehensive Income

      The assets and liabilities of M-R, and of other foreign subsidiaries, are translated into United States dollars using period-end exchange rates while income statements are translated using average exchange rates during the periods. Differences arising from the translation of assets and liabilities in comparison with the translation of the previous periods are included as a separate component of Stockholders’ Equity. The net accumulated foreign currency translation adjustment is $6,184,000 and $5,985,000 at September 30, 1999 and December 31, 1998, respectively.

      The components of other comprehensive income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	1999	1998	1999	1998

Net income	$10,633	$5,291	$7,393	$16,111

Net foreign currency translation gain	2,153	780	199	1,192

Comprehensive income	$12,786	$6,071	$7,592	$17,303

Note 5.  Earnings Per Share

      The following table presents a reconciliation of the numerator (income applicable to common shareholders) and denominator (weighted average common shares outstanding) for the basic and diluted earnings per share calculations for the three and nine month periods ended September 30, 1999 and 1998 (in thousands, except per share amounts). Weighted average shares outstanding have been retroactively restated for all periods presented to adjust for the issuance of new shares of Lason common stock related to the merger with M-R. (See Note 2):

	Three Months Ended			Three Months Ended
	September 30, 1999			September 30, 1998

		Weighted			Weighted
	Net	Average	Per	Net	Average	Per
	Income	Shares	Share	Income	Shares	Share

Basic EPS	$10,633	17,977	$0.59	$5,291	15,731	$0.34

Effect of Dilutive Securities

Contingently issuable shares of common stock	—	732	—	—	532	—

Potential shares of common stock from debentures and stock options outstanding	—	363	—	—	395	—

Diluted EPS	$10,633	19,072	$0.56	$5,291	16,658	$0.32

	Nine Months Ended			Nine Months Ended
	September 30, 1999			September 30, 1998

		Weighted			Weighted
	Net	Average	Per	Net	Average	Per
	Income	Shares	Share	Income	Shares	Share

Basic EPS	$7,393	17,875	$0.41	$16,111	14,945	$1.08

Effect of Dilutive Securities

Contingently issuable shares of common stock	—	500	—	—	389

Potential shares of common stock from debentures and stock options outstanding	—	269	—	—	364	—

Diluted EPS	$7,393	18,644	$0.40	$16,111	15,698	$1.03

      The weighted average common shares and common share equivalents outstanding used to compute the dilutive effect of common stock options outstanding was computed using the treasury stock method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 128.

Note 6.  Segment and Related Information

      SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” was issued in June 1997 and is effective for financial statements issued after December 15, 1998. The statement requires the Company to report certain information about its operating segments.

      For years prior to 1998, the Company was managed as one operating segment. Beginning in 1998, the Company’s reportable segments consist of groups of business units that are organized geographically. Each of the Company’s geographic regions has a separate management team and infrastructure, and offers different combinations of the Company’s services. The Company evaluates the performance of its operating segments based on income before income taxes and net corporate interest expense. Inter-segment sales and transfers are not significant.

      The following table presents summarized financial information for the Company’s reportable segments for the three and nine months ended September 30, 1999 and 1998 (in thousands). The “Other” balances include corporate related items, results of insignificant operations and, as it relates to segment profit (loss), income and expenses not allocated to reportable segments, which includes all merger-related changes not specifically allocated to the International segment for the nine months ended September 30, 1999. The international segment was previously included in “Other” but is now shown separately as certain quantitative thresholds under SFAS No. 131 have now been met. The international segment includes the United Kingdom, Canada and Mexico. Prior periods have been restated accordingly. Additionally, prior periods have been restated for the reallocation of certain business units among regions during 1999.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	1999	1998	1999	1998

Revenues:

Midwest	$3,898	$872	$7,756	$2,377

Central	41,003	25,803	110,590	74,530

Northeast	22,333	15,691	60,789	37,540

Southeast	19,276	11,496	52,782	27,474

Southwest	17,524	11,474	51,604	24,876

West	25,497	14,633	71,415	30,238

International	23,389	15,327	74,523	49,851

Other	(175)	1,647	(3,546)	1,679

Total	$152,745	$96,943	$425,913	$248,565

Segment profit (loss):

Midwest	$469	$242	$1,102	$589

Central	3,203	1,938	9,220	9,225

Northeast	4,868	2,576	10,225	6,728

Southeast	2,980	1,228	7,696	2,651

Southwest	2,147	2,097	9,082	5,065

West	3,845	2,956	11,279	6,466

International	4,820	534	(581)	5,434

Other	(4,669)	(3,027)	(34,048)	(10,422)

Total	$17,663	$8,544	$13,975	$25,736

Details of “Other” segment profit (loss):

Net corporate interest	$(3,706)	$(1,650)	$(8,015)	$(3,753)

Corporate expenses not allocated to operating segments	(314)	(788)	(24,834)	(5,076)

Amortization of intangibles not allocated to operating segments	(585)	(519)	(989)	(1,385)

Compensatory stock option expense	(65)	(70)	(208)	(208)

Other	1	—	(2)	—

Total	$(4,669)	$(3,027)	$(34,048)	$(10,422)

	September 30,	December 31,
	1999	1998

Total assets:

Midwest	$13,740	$—

Central	153,062	94,162

Northeast	128,453	111,400

Southeast	70,552	45,303

Southwest	87,311	48,914

West	106,114	84,397

International	78,063	64,987

Other	94,582	57,626

Total	$731,877	$506,789

Details of “Other” total assets:

Net goodwill not allocated to operating segments	$27,150	$29,900

Net other intangibles assets not allocated to operating segments	9,362	5,931

Other corporate assets not allocated to operating segments	58,070	21,795

Total	$94,582	$57,626

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of the Company and its management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: (i) the assimilation of acquisitions, (ii) the management of the Company’s growth and expansion, (iii) dependence on major customers, or on key personnel, (iv) development by competitors of new or superior products or services, or entry into the market of new competitors, (v) fluctuations in paper prices, (vi) integrity and reliability of the Company’s data, (vii) volatility of the Company’s stock price, (viii) changes in the business services outsourcing industry, (ix) significance of intangible assets, (x) changes related to compensatory stock options and (xi) other risks identified from time to time in the Company’s reports and registration statements filed with the Securities and Exchange Commission.

Overview

      During the nine months ended September 30, 1999, the Company completed several acquisitions which were accounted for as purchases, the most significant of which were: Vetri Systems, Inc. and its affiliate Vetri Software India, Ltd., Bonner & Moore Computing Company, a division of Bonner & Moore Associates, Inc., the Texas division of Compex Legal Services, MSI Digital Imaging Solutions, Inc., Cover-All Computer Holdings Company and its affiliates, MSCI, Inc., Crest Information Technologies, Inc., Marketing Associates, Inc. and Addressing Services Company, Inc.

      In addition, the Company completed its merger with M-R Group plc (“M-R”) on June 30, 1999, in a taxable exchange accounted for as a pooling-of-interest. Accordingly, the following discussion relates to the operations of Lason and M-R combined, unless otherwise indicated.

      Although management anticipates that the Company will continue to acquire complementary businesses in the future, there can be no assurance that the Company will be able to identify and acquire attractive acquisition candidates, profitably manage such acquired companies or successfully integrate such acquired companies into the Company without substantial costs, delays or other problems. In addition, there can be no assurance that any companies acquired in the future will be profitable at the time of acquisition or will achieve sales and profitability justifying the Company’s investment therein or that the Company will recognize the synergies expected from such acquisitions.

Results of Operations — Three Months Ended September 30, 1999 Compared with Three Months Ended September 30, 1998.

      Consolidated net revenues, including the results of M-R, increased 58% to $152.7 million for the three months ended September 30, 1999 from $96.9 million in the third quarter of 1998. Approximately $41.9 million of the increase was due to acquisitions and approximately $13.9 million was due to growth in the Company’s existing business excluding M-R. The majority of the internal growth came from an increase in image and data capture and data management revenues of approximately $14.3 million, largely the result of successful cross-selling of the Company’s core services and the Company’s focus on fast growing markets such as e-commerce.

      Gross profit increased to $58.3 million for the third quarter of 1999 from $34.0 million for the comparable 1998 quarter primarily due to the increase in net revenues. Gross profit as a percentage of net revenues was 38% for the three months ended September 30, 1999 versus 35% for the comparable period of 1998. The increase is primarily due to lower margins in the prior-year quarter for M-R. M-R’s margins are higher in the 1999 quarter primarily due to a decrease in lower margin direct-mail services at one division and higher revenues at two divisions with relatively fixed costs (divisions providing software and digitization services).

      Selling, general and administrative expenses increased $10.5 million to $33 million, or 22% of net revenues, for the three months ended September 30, 1999 from $22.5 million, or 23% of net revenue for the comparable 1998 quarter. Approximately $8.3 million of the increase was due to selling, general and administrative expenses of acquired companies, excluding M-R. The remaining increase was primarily due to higher compensation and other corporate overhead expenses associated with managing a larger consolidated organization.

      Certain M-R stock options which previously existed were variable in nature. Declining prices of M-R common stock during the quarter ended September 30, 1998 resulted in a credit to compensatory stock option expense of $764,000 in accordance with accounting principles generally accepted in the United States.

      Amortization of intangibles increased to $3.7 million for the three months ended September 30, 1999 from $1.8 million for the third quarter of 1998 primarily due to an increase in goodwill related to the business acquisitions completed.

      Net interest expense was $3.8 million for the 1999 third quarter compared to $1.8 million in 1998. The increase is primarily due to higher average borrowing balances resulting from borrowings used primarily to fund business acquisitions.

      Provision for income taxes as a percentage of pre-tax income increased to 40% for the third quarter of 1999 from 38% in the comparable 1998 quarter primarily due to an increase in goodwill amortization expense that is not deductible for federal income tax purposes.

Results of Operations — Nine Months Ended September 30, 1999 Compared with Nine Months Ended September 30, 1998.

      Consolidated net revenues increased 71% to $425.9 million for the nine months ended September 30, 1999 from $248.6 million for the comparable period of 1998. Approximately $140.8 million of the increase was due to acquisitions and approximately $36.5 million was due to growth in the Company’s existing business excluding M-R. The internal growth was primarily the result of higher image and data capture and data management revenue.

      Gross profit increased to $161.3 million for the nine months ended September 30, 1999 from $93.3 million for the comparable 1998 period primarily due to the increase in net revenues. Gross profit as a percentage of net revenues was 38% for the nine months ended September 30, 1999 and 1998.

      Selling, general and administrative expenses increased $36.8 million to $95.9 million, or 23% of net revenues for the first nine months of 1999, from $59.1 million, or 24% of net revenues in the same period of 1998. Approximately $25.5 million of the increase was due to selling, general and administrative expenses of acquired companies excluding M-R. The remaining increase was primarily due to increased compensation and other corporate overhead expenses associated with managing a larger consolidated organization.

      The increase in compensatory option expense is due to the credit recorded for certain M-R stock options in the third quarter of 1998, discussed in the preceding section, coupled with increasing price of M-R common stock in the first three months of 1999.

      Amortization of intangibles increased to $9.8 million for the nine months ended September 30, 1999 from $4.4 million for the comparable 1998 period primarily due to an increase in goodwill related to business acquisitions completed.

      In connection with the M-R merger, the Company recorded $31.1 million pre-tax ($20.3 million after tax) of merger-related costs which were charged to operations during the first half of 1999. Included in the charges are approximately $7.9 million in transaction costs including investment banking, legal, regulatory, accounting and other fees; non cash charges of approximately $9.8 million for an adjustment to goodwill resulting from a previous M-R acquisition, and recording compensatory option and other charges as a result of the merger and to conform M-R’s United Kingdom financial accounting standards with those used in the United States; and approximately $13.4 million related to discontinued leases, the consolidation of facilities, severance and other related expenses. The decline in operating income from $29.6 million in the first nine months of 1998 to $22.8 million in the corresponding period of 1999 is the result of such merger-related charges, partially offset by increased operating income from acquisitions and internal growth.

      Net interest expense was $8.8 million for the first nine months of 1999 compared to $3.9 million in the comparable 1998 period. The increase is primarily due to higher average borrowing balances resulting from borrowings used mainly to fund business acquisitions.

      Provision for income taxes as a percentage of pre-tax income increased to 47% for the first nine months of 1999, from 37% in the comparable period of 1998, primarily due to an increase in goodwill amortization that is not deductible for federal income tax purposes, and certain non-deductible merger-related charges recorded in the first half of 1999.

Liquidity and Capital Resources

      The Company has funded its operations and acquisitions through a combination of cash flow from operations, bank borrowings and the issuance of shares of common stock.

      Cash flows provided by operating activities totaled $11.3 million for the nine months ended September 30, 1999 compared to $1.3 million usage for the comparable period of 1998. The increase in operating cash flows in 1999 is primarily due to an increase in net income before non-cash merger-related charges and other non-cash charges such as depreciation and amortization, partially offset by higher accounts receivables and other current assets.

      Cash flows used in investing activities totaled $163.0 million and $137.2 million for the nine months ended September 30, 1999 and 1998, respectively, and was primarily used to fund the acquisition of businesses and invest in capital equipment and software development activities. Cash used for acquisitions was approximately $131.3 million and $118.4 million for the nine months ended September 30, 1999 and 1998, respectively. Cash used to invest in capital equipment and software development activities totaled $32.7 million for the 1999 first nine months, compared to $19.9 million for the comparable period of 1998. During the first nine months of 1999 and 1998, the Company invested approximately $6.0 and $3.5, respectively, for the development and implementation of computer software primarily to support the Company’s domestic and international operations and information processing needs. These projects and related costs will continue as the Company pursues its acquisition strategy and its focus on high technology services such as e-commerce.

      Cash flows provided by financing activities totaled $155.2 million in the first nine months of 1999 compared to $130.2 million for the comparable period of 1998 and largely consisted of borrowings on the Company’s revolving line of credit and term loan primarily used to fund the payments for acquired businesses and for working capital requirements. In the 1998 period, the Company sold 2,925,000 shares of its common stock for net proceeds of approximately $130.8 million, after deducting underwriting discounts and other offering expenses. Additionally, during the first quarter of 1999 and 1998 the Company repaid promissory notes in the amount of $18.6 million and $6.2 million, respectively, relating to business acquisitions in the fourth quarter of 1998 and 1997, respectively.

      During the first six months of 1998, a trust established by M-R purchased shares of M-R common stock in the open market. Such shares were to be issued to M-R employees upon exercise of their respective stock options. See Notes to Condensed Consolidated Financial Statements — Note 2.

  Credit Agreement Borrowings

      During the quarter ended September 30, 1999, the Company amended and restated its credit agreement with its lenders. The amended credit agreement has a revolving credit facility of $150 million, which the Company may increase up to $250 million, subject to certain limitations. A portion of the revolving credit facility of up to $50 million is available to the Company for borrowings in Euro, British pound sterling, Canadian dollars and other freely traded currencies to be agreed upon with the lenders. The amendment to the credit agreement also added a term loan facility of $150 million. The Company is required to begin quarterly principal and interest payments on the term loan commencing May 31, 2000, with final maturity on both the term loan and revolving credit facility in 2004. Borrowings under the credit agreement will be used to finance additional acquisitions of businesses, working capital, capital expenditures and other corporate purposes. Borrowings under the credit agreement are secured by guarantees of certain of the Company’s subsidiaries, as well as pledges of the capital stock of certain subsidiaries. Interest on amounts outstanding is calculated based on interest rates determined periodically at the beginning of each borrowing period. Borrowings bear interest at rates ranging from a Eurodollar rate plus a maximum of 2.00% (7.68% at November 10, 1999) or a base rate plus a maximum of 0.50% (8.25% at November 10, 1999), at the Company’s election at the time of borrowing. The credit agreement contains restrictions on acquisitions, dispositions of assets and the incurrence of other liabilities and contains certain financial ratio covenants. As of November 10, 1999, $267.4 million was borrowed under the credit agreement.

  Future Capital Needs

      The Company’s liquidity and capital resources have been significantly affected by acquisitions of businesses and, given the Company’s acquisition strategy, may be significantly affected for the foreseeable future. To date, the Company has financed its acquisitions with borrowings under its credit agreement, with shares of its common stock and with cash from operations.

      The Company’s ability to obtain cash adequate to fund its needs depends generally on the results of its operations and the availability of financing. Management believes that cash flow from operations, in conjunction with borrowings from its existing and any future credit agreements and possible issuance of shares of its common stock, will be sufficient to meet debt service requirements, make possible future acquisitions and fund capital expenditures in the future. However, there can be no assurance in this regard or that the terms available for any future financing, if required, would be favorable to the Company.

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

      The Company is currently modifying its computer software programs and operating systems to make each significant system and program “Year 2000 Compliant”. Substantially all critical business systems are year 2000 compliant, and most individual business-unit systems (including those of M-R) are currently compliant. All final audits and certifications will be completed by the end of November 1999. The 10 largest site audits were performed by an independent agency. As of September 30, 1999, the Company has incurred approximately $3.8 million in connection with its year 2000 compliance program and anticipates that it will incur an additional estimated $0.5 million to complete the program.

      The Company does not anticipate a material year 2000 business interruption due to the nature of its operating systems, and the customers and suppliers with which it transacts business. However, there can be no assurance that the Company will not incur unanticipated costs or systems interruptions, which could have a material adverse effect on the Company’s business, financial condition or results of operations. In addition, there can be no assurance that failure of the Company’s critical customers or suppliers to be year 2000 compliant will not have a material adverse effect on the Company’s business, financial condition or results of operations. In addition, there can be no assurance that businesses acquired in the future will not incur unanticipated costs or systems interruption, which could have an adverse effect on the Company’s business, financial condition or results of operations.

Inflation

      Certain of the Company’s expenses, such as wages and benefits, occupancy costs, and equipment repair and replacement, are subject to normal inflation. Supplies, such as paper and related products, can be subject to significant price fluctuations. Although the Company to date has been able to substantially offset any such cost increases through increased operating efficiencies, there can be no assurance that the Company will be able to offset any future cost increases through similar efficiencies or increased charges for its products and services.

Litigation

      The Company is, from time to time, a party to legal proceedings arising in the normal course of its business. Management believes that none of the legal proceedings currently outstanding will have a material adverse effect on the Company’s business, financial condition or results of operations.

Item 3.  Quantitive and Qualitative Disclosures about Market Risk

      Lason has exposure to interest rate risk on its obligations outstanding under the existing credit agreement, which bear interest at a variable rate. Based on the Company’s outstanding balance under the credit agreement on September 30, 1999, a one-percent increase or decrease in interest rates would decrease or increase, respectively, the Company’s pre-tax earnings and operating cash flows by approximately $2.4 million on an annualized basis.

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

      During the third quarter of 1999, the Company issued shares of its common stock without registration under the Securities Act of 1933 (the “Act”). The issuance of Securities described in the first two paragraphs below were exempt from registration under the Act by virtue of Section 4(2) thereof as transactions not involving a public offering. The issuance of the securities described in the third paragraph were exempt from registration under the Act by virtue of Section 3(a)(10) thereof.

      In the third quarter of 1999, in connection with the acquisition of the shares or assets of various companies as partial payment of the purchase price, the Company issued 68,969 shares of its common stock valued at $3,193,825. The shares were issued at prices ranging from $46.21 to $47.34.

      In the third quarter of 1999, the Company issued 40,129 shares of its common stock to shareholders of companies it had previously acquired as additional consideration for the achievement of certain target levels of financial performance after the acquisitions. The shares were issued at prices ranging from $41.31 to $41.50, for a total value of $1,658,000.

      On June 30, 1999, the Company acquired all of the outstanding shares of stock of M-R Group plc, a United Kingdom publicly-held company (“M-R”), effected by means of a Scheme of Arrangement (“Scheme of Arrangement”) negotiated at arm’s length under Section 425 of the Companies Act of 1985, under the laws of the United Kingdom. Under the Scheme of Arrangement, M-R shareholders received 3,024,641 shares of Lason common stock on June 30, 1999. Additionally, 47,222 shares were issued during the third quarter of 1999 in connection with the settlement of certain M-R stock options. Under another existing M-R stock option plan, an additional 8,064 shares were issued in the third quarter of 1999 and a maximum of 31,476 additional shares could be issued upon exercise of M-R options still outstanding.

Item 6.  Exhibits and Reports on Form 8-K

a.  Exhibits

2.9	Agreement of Purchase and Sale of Stock dated July 17, 1997 between Lason and Image Conversion Systems, Inc.(2)
2.10	Asset Purchase Agreement dated November 25, 1997 between Lason and VIP Imaging, Inc.(3)
2.11	Stock Purchase Agreement dated February 12, 1998 with respect to the acquisition of Racom Corporation and its affiliates by Lason.(4)
2.12	Asset Purchase Agreement dated March 5, 1998 between Lason and API Systems, Inc.(5)
2.13	Agreement for the Purchase and Sale of Stock dated July 24, 1998 between Lason and Consolidated Reprographics.(6)
2.15	Transaction Agreement between Lason and M-R Group plc dated March 25, 1999.(9)
2.16	Amendment Agreement between Lason and M-R Group plc dated April 30, 1999.(9)
2.17	Amendment Agreement between Lason and M-R Group plc dated May 13, 1999.(9)
3.1	Form of Amended and Restated Certificate of Incorporation of the Company.(1)
3.2	Form of Revised Amended and Restated Bylaws.(7)
4.1	Form of Certificate representing Common Stock of the Company.(1)
4.3	Third Amended and Restated Credit Agreement dated as of August 16, 1999 among the Company, the Lenders named therein, Bank One, Michigan as administrative agent, and Comerica Bank, as syndication agent.(10)
10.5	Registration Agreement dated January 17, 1995 by and among the Company and the 1995 Stockholders.(1)
10.9	Offer of employment dated April 30, 1996 from Lason Systems, Inc. to Mr. Rauwerdink.(1)
10.10	Offer of employment dated June 12, 1996 from Lason Systems, Inc. to Mr. Jablonski.(1)

10.11	1995 Stock Option Plan of the Company.(1)
10.17	1996 Lason Management Bonus Plan.(1)
10.18	Lason Systems, Inc. 401(k) Profit Sharing Plan & Trust.(1)
10.19	Amendments to Lason Systems, Inc. 401(k) Profit Sharing Plan & Trust.(1)
10.20	Lease Agreement dated as of September 3, 1985 by and between Lason Systems, Inc. and Mart Associates, as amended.(1)
10.24	Employment Agreement of Gary L. Monroe dated June 1, 1999.(10)
10.25	Amended and Restated Secured Promissory Note, dated as of June 5, 1999 — Gary L. Monroe.(10)
10.26	Amended and Restated Pledge and Security Agreement dated June 5, 1999 — Gary L. Monroe.(10)
10.27	Amended and Restated Secured Promissory Note, dated as of June 5, 1999 — William J. Rauwerdink.(10)
10.28	Amended and Restated Pledge and Security Agreement dated June 5, 1999 — William J. Rauwerdink.(10)
10.29	Amended and Restated Secured Promissory Note, dated as of June 5, 1999 — John R. Messinger.(10)
10.30	Amended and Restated Pledge and Security Agreement dated June 5, 1999 — John R. Messinger.(10)
10.42	1998 Equity Participation Plan of Lason, Inc.(8)
10.43	Employment Agreement of John R. Messinger dated April 27, 1999.(9)
27.1	Financial Data Schedule.(9 months ended 9/30/99)+
27.2	Financial Data Schedule. (9 months ended 9/30/98 — Restated)+
27.3	Financial Data Schedule. (12 months ended 12/31/98 — Restated)+

   †   Filed herewith.

(1)	Incorporated herein by reference to registrant’s Form S-1 filed on October 7, 1996, Commission File No. 333-09799.

(2)	Incorporated herein by reference to registrant’s Form 8-K filed on August 4, 1997, Commission File No. 0-21407.

(3)	Incorporated herein by reference to registrant’s Form 8-K filed on December 10, 1997, Commission File No. 0-21407.

(4)	Incorporated herein by reference to registrant’s Form 8-K filed on March 17, 1998, Commission File No. 0-21407.

(5)	Incorporated herein by reference to registrant’s Form 8-K filed on March 20, 1998, Commission File No. 0-21407.

(6)	Incorporated herein by reference to registrant’s Form S-1 filed on July 30, 1998, Commission File No. 333-60143.

(7)	Incorporated herein by reference to registrant’s Form 10-Q filed on May 15, 1998, Commission File No. 0-21407.

(8)	Incorporated herein by reference to registrant’s 1998 proxy statement, Appendix A, filed on April 28, 1998, Commission File No. 0-21407.

(9)	Incorporated herein by reference to Registrant’s Form 10-Q filed on May 17, 1999, Commission File No. 0-21407.

(10)	Incorporated herein by reference to Registrant’s Form 10-Q filed on August 16, 1999, Commission File No. 0-21407.

b.  Reports on Form 8-K

      The Company filed a report on Form 8-K on July 15, 1999 which was amended on September 13, 1999 and September 16, 1999, disclosing in Item 2 the merger with M-R Group plc on June 30, 1999, disclosing in Item 5 combined unaudited results of operations of the Company and M-R Group plc for the quarters stated, and including in Item 7 audited historical and unaudited proforma financial information relating to the merger with M-R Group plc.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASON, Inc

(Registrant)

/s/ WILLIAM J. RAUWERDINK

Executive Vice President and
Chief Financial Officer

November 15, 1999

EXHIBIT INDEX

Exhibit
Number	Description

2.9	Agreement of Purchase and Sale of Stock dated July 17, 1997 between Lason and Image Conversion Systems, Inc.(2)
2.10	Asset Purchase Agreement dated November 25, 1997 between Lason and VIP Imaging, Inc.(3)
2.11	Stock Purchase Agreement dated February 12, 1998 with respect to the acquisition of Racon Corporation and its affiliates by Lason.(4)
2.12	Asset Purchase Agreement dated March 5, 1998 between Lason and API Systems, Inc.(5)
2.13	Agreement for the Purchase and Sale of Stock dated July 24, 1998 between Lason and Consolidated Reprographics.(6)
2.15	Transaction Agreement between Lason and M-R Group plc dated March 25, 1999.(9)
2.16	Amendment Agreement between Lason and M-R Group plc dated April 30, 1999.(9)
2.17	Amendment Agreement between Lason and M-R Group plc dated May 13, 1999.(9)
3.1	Form of Amended and Restated Certificate of Incorporation of the Company.(1)
3.2	Form of Revised Amended and Restated Bylaws.(7)
4.1	Form of Certificate representing Common Stock of the Company.(1)
4.3	Third Amended and Restated Credit Agreement dated as of August 16, 1999 among the Company, the Lenders named therein, Bank One, Michigan as administrative agent, and Comerica Bank, as syndication agent.(10)
10.5	Registration Agreement dated January 17, 1995 by and among the Company and the 1995 Stockholders.(1)
10.9	Offer of employment dated April 30, 1996 from Lason Systems, Inc. to Mr. Rauwerdink.(1)
10.10	Offer of employment dated June 12, 1996 from Lason Systems, Inc. to Mr. Jablonski.(1)
10.11	1995 Stock Option Plan of the Company.(1)
10.17	1996 Lason Management Bonus Plan.(1)
10.18	Lason Systems, Inc. 401(k) Profit Sharing Plan & Trust.(1)
10.19	Amendments to Lason Systems, Inc. 401(k) Profit Sharing Plan & Trust.(1)
10.20	Lease Agreement dated as of September 3, 1985 by and between Lason Systems, Inc. and Mart Associates, as amended.(1)

Exhibit
Number	Description

10.24	Employment Agreement of Gary L. Monroe dated June 1, 1999.(10)
10.25	Amended and Restated Secured Promissory Note, dated as of June 5, 1999 — Gary L. Monroe.(10)
10.26	Amended and Restated Pledge and Security Agreement dated June 5, 1999 — Gary L. Monroe.(10)
10.27	Amended and Restated Secured Promissory Note, dated as of June 5, 1999 — William J. Rauwerdink.(10)
10.28	Amended and Restated Pledge and Security Agreement dated June 5, 1999 — William J. Rauwerdink.(10)
10.29	Amended and Restated Secured Promissory Note, dated as of June 5, 1999 — John R. Messinger.(10)
10.30	Amended and Restated Pledge and Security Agreement dated June 5, 1999 — John R. Messinger.(10)
10.42	1998 Equity Participation Plan of Lason, Inc.(8)
10.43	Employment Agreement of John R. Messinger dated April 27, 1999.(9)
27.1	Financial Data Schedule.(9 months ended 9/30/99)+
27.2	Financial Data Schedule. (9 months ended 9/30/98 — Restated)+
27.3	Financial Data Schedule. (12 months ended 12/31/98 — Restated)+

   †   Filed herewith.

(1)	Incorporated herein by reference to registrant’s Form S-1 filed on October 7, 1996, Commission File No. 333-09799.

(2)	Incorporated herein by reference to registrant’s Form 8-K filed on August 4, 1997, Commission File No. 0-21407.

(3)	Incorporated herein by reference to registrant’s Form 8-K filed on December 10, 1997, Commission File No. 0-21407.

(4)	Incorporated herein by reference to registrant’s Form 8-K filed on March 17, 1998, Commission File No. 0-21407.

(5)	Incorporated herein by reference to registrant’s Form 8-K filed on March 20, 1998, Commission File No. 0-21407.

(6)	Incorporated herein by reference to registrant’s Form S-1 filed on July 30, 1998, Commission File No. 333-60143.

(7)	Incorporated herein by reference to registrant’s Form 10-Q filed on May 15, 1998, Commission File No. 0-21407.

(8)	Incorporated herein by reference to registrant’s 1998 proxy statement, Appendix A, filed on April 28, 1998, Commission File No. 0-21407.

(9)	Incorporated herein by reference to Registrant’s Form 10-Q filed on May 17, 1999, Commission File No. 0-21407.

(10)	Incorporated herein by reference to Registrant’s Form 10-Q filed on August 16, 1999, Commission File No. 0-21407.