Form 10-Q/A
period 1999-06-30
LASON INC
filed 2000-03-30
CIK 1020616

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ------------------ TO ------------------

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

                            TELEPHONE: (248) 597-5800
              (Registrant's telephone number, including area code)
                                 ---------------

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

         This Quarterly Report on Form 10-Q/A amends and restates, in its entirety, the Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, which was filed with the Securities and Exchange Commission on August 16, 1999. This Quarterly Report on Form 10-Q/A has been restated to present the merger with M-R Group plc. ("M-R"), which was completed June 30, 1999, using the purchase method of accounting. The merger with M-R was accounted for using the pooling of interests method of accounting in the original filing on Form 10-Q. All other information in this Quarterly Report on Form 10-Q/A is presented as of the original filing date of August 16, 1999, unless otherwise indicated.





                                TABLE OF CONTENTS

                                                                       PAGE NO.
                                                                       --------
   Part I.    Financial Information
              Item 1. Financial Statements
              Condensed Consolidated Balance Sheets as of June 30,
              1999 (Unaudited) and December 31, 1998                       3
              Condensed Consolidated Statements of Income
              (Unaudited), Three Months and Six Months Ended June 30,
              1999 and 1998                                                4
              Condensed Consolidated Statements of Cash Flows
              (Unaudited), Six Months Ended June 30, 1999 and 1998         5
              Notes to Condensed Consolidated Financial Statements
              (Unaudited)                                                  6
              Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations               10
              Item 3. Quantitative and Qualitative Disclosures about
              Market Risk                                                 14
   Part II.   Other Information
              Item 2. Changes in Securities and Use of Proceeds           15
              Item 4. Submission of Matters to a Vote of Security
              Holders                                                     15
              Item 6. Exhibits and Reports on Form 8-K                    15
              Signatures                                                  18

                                   LASON, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT FOR SHARES)


                                                                     JUNE 30,      DECEMBER 31,
                                                                       1999            1998
                                                                    ---------      ------------
                                                                    (Unaudited)

            ASSETS
            Cash and cash equivalents...........................    $   8,276       $   1,315
            Accounts receivable (net)...........................      132,604          86,073
            Supplies............................................       13,309          10,144
            Deferred income taxes...............................        1,822              --
            Prepaid expenses and other..........................       28,889          16,028
                                                                    ---------       ---------
                 Total current assets...........................      184,900         113,560
            Property and equipment (net)........................       94,154          61,665
            Intangible assets (net).............................      480,178         252,400
            Employee loans receivable...........................        3,177           1,698
            Other...............................................        5,668           2,362
                                                                    ---------       ---------
                 Total assets...................................    $ 768,077       $ 431,685
                                                                    =========       =========

            LIABILITIES AND STOCKHOLDERS' EQUITY
            Accrued expenses....................................    $  41,910       $  13,466
            Accounts payable....................................       28,260          17,332
            Notes payable.......................................          316          18,906
            Customer deposits...................................        6,825           6,015
            Deferred income taxes...............................        1,055             918
            Other...............................................        9,807           9,763
                                                                    ---------       ---------
                 Total current liabilities......................       88,173          66,400
            Revolving credit line borrowings....................      194,000          59,000
            Deferred income taxes...............................        3,195           2,101
            Convertible debentures..............................        3,034           1,169
            Other...............................................       39,307          18,077
                                                                    ---------       ---------
                 Total liabilities..............................      327,709         146,747
                                                                    ---------       ---------
            STOCKHOLDERS' EQUITY

            Common stock, $.01 par value; 100,000,000 and
              20,000,000 shares authorized, 18,740,522 and
              15,378,375 shares issued and outstanding, 895,216
              and 686,865 shares held in escrow.................          178             146
            Preferred stock, $.01 par value; 5,000,000 shares
              authorized, none issued and outstanding...........           --              --
            Additional paid-in capital..........................      407,627         252,479
            Retained earnings...................................       38,121          32,313
            Treasury stock (at cost)............................       (5,541)             --
            Accumulated other comprehensive income (loss).......          (17)             --
                                                                    ---------       ---------
                 Total stockholders' equity.....................      440,368         284,938
                                                                    ---------       ---------
                 Total liabilities and stockholders' equity.....    $ 768,077       $ 431,685
                                                                    =========       =========

          The accompanying Notes are an integral part of the condensed consolidated financial statements.

                                   LASON, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                    JUNE 30,                     JUNE 30,
                                                          ---------------------------  ----------------------------
                                                               1999           1998          1999           1998
                                                          -------------  ------------  -------------  -------------
                Revenues, net of postage..............      $ 119,393       $62,636      $ 225,555      $ 109,202
                Cost of revenues......................         76,628        40,514        144,906         70,325
                                                            ---------       -------      ---------      ---------
                     Gross profit.....................         42,765        22,122         80,649         38,877
                Selling, general and administrative            28,508        12,758         50,359         22,536
                  expenses............................
                Compensatory stock option expense.....             71            69            143            138
                Amortization of intangibles...........          3,238         1,317          5,797          2,283
                Merger-related charges................          7,755            --          7,755             --
                                                            ---------       -------      ---------      ---------
                     Income from operations...........          3,193         7,978         16,595         13,920
                Net interest expense..................          2,714         1,530          4,845          2,176
                                                            ---------       -------      ---------      ---------
                     Income before income taxes.......            479         6,448         11,750         11,744
                Provision for income taxes............          1,459         2,608          5,942          4,438
                                                            ---------       -------      ---------      ---------
                     Net income (loss)................      $    (980)      $ 3,840      $   5,808      $   7,306
                                                            =========       =======      =========      =========
                Basic income (loss) per share.........      $   (0.07)      $  0.33      $    0.39      $    0.63
                                                            =========       =======      =========      =========
                Diluted income (loss) per share.......      $   (0.07)      $  0.31      $    0.37      $    0.59
                                                            =========       =======      =========      =========

          The accompanying Notes are an integral part of the condensed consolidated financial statements.

                                   LASON, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                                   ------------------------
                                                                                      1999         1998
                                                                                   -----------  -----------
                        CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES.     $    5,767   $   (3,751)
                                                                                   ----------   ----------

                        CASH FLOWS FROM INVESTING ACTIVITIES:
                        Payments for acquisition of businesses, net of cash
                          acquired............................................        (99,324)     (65,747)
                        Additions to fixed assets and software development
                          costs...............................................        (14,606)      (9,002)
                        Proceeds from sales of fixed assets...................            596           55
                                                                                   ----------   ----------
                             Net cash used in investing activities............       (113,334)     (74,694)
                                                                                   ----------   ----------
                        CASH FLOWS FROM FINANCING ACTIVITIES:
                        Borrowings on revolving line of credit................        195,700      331,700
                        Repayments on revolving line of credit................        (60,700)    (248,850)
                        Repayments of notes payable...........................        (18,660)      (6,218)
                        Repayment on capital lease liabilities and other debt.         (1,590)        (727)
                        Proceeds from exercise of employee stock options......            435          305
                        Other, net............................................           (640)          --
                                                                                   ----------   ----------
                             Net cash provided by financing activities........        114,545       76,210
                                                                                   ----------   ----------
                        Effect of foreign exchange rate changes on cash and cash
                          equivalents.........................................            (17)          --
                                                                                   ----------   ----------
                        Net increase (decrease) in cash and cash equivalents..          6,961       (2,235)
                        Cash and cash equivalents at beginning of period......          1,315        2,925
                                                                                   ----------   ----------
                        Cash and cash equivalents at end of period............     $    8,276   $      690
                                                                                   ==========   ==========

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

    In the unaudited condensed consolidated financial statements previously presented and filed with the Securities and Exchange Commission in Form 10-Q on August 16, 1999, the acquisition of MR Group plc. ("M-R") was accounted for using the pooling of interests method of accounting. In December 1999, Lason took certain actions which require a change to the purchase method of accounting for the acquisition of M-R. The accompanying unaudited condensed consolidated financial statements, which are included in Form 10-Q/A, are restated to present the acquisition of M-R using the purchase method of accounting. All other information is as previously filed, unless otherwise indicated. See Note 2.

NOTE 2. MERGERS AND ACQUISITIONS

    On June 30, 1999, the Company completed its merger with M-R Group plc. ("M-R"), a leading document and data management company headquartered in the United Kingdom. In connection with the merger, the Company issued 3,071,863 new shares of its common stock in exchange for all of the outstanding common stock of M-R, including 47,222 shares issued in connection with the settlement of certain M-R stock options (the "Executive Options"). Pursuant to the merger agreement, M-R shareholders received 5.376 new shares of Lason common stock for every 100 M-R shares held for a total value of approximately $152.4 million as of June 30, 1999.

    In connection with the Executive Options, M-R previously established a trust that purchased shares of M-R common stock in the open market. Such shares were to be issued to employees upon exercise of their respective individual stock options. Such shares were converted into approximately 112,000 shares of Lason common stock as part of the aforementioned 3,071,863 shares of Lason common stock issued. The value of such Lason common stock issued is recorded as treasury stock in the Company's condensed consolidated financial statements.

    Under terms of the merger agreement, certain M-R stock options (the "Staff Options") were exchanged for options to receive 39,540 shares of Lason common stock, calculated at the same exchange ratio discussed above. The Staff Options must be exercised, in accordance with the terms of the M-R option plan, on or before December 29, 1999 or the options expire.

    In connection with the M-R merger, the Company recorded approximately $7.8 million of merger-related expenses which were charged to operations during the second quarter of 1999, related to discontinued leases, the consolidation of facilities, severance and other related expenses for Lason facilities which were closed or consolidated into M-R facilities.

    During the six months ended June 30, 1999, the Company completed several additional acquisitions, the most significant of which were: Vetri Systems, Inc. and its affiliate Vetri Software India, Ltd., Bonner & Moore Computing Company, a division of Bonner & Moore Associates, Inc., the Texas division of Compex Legal Services, MSI Digital Imaging Solutions, Inc., Cover-All Computer Holdings Company and its affiliates, MSCI, Inc., Crest Information Technologies, Inc. and Marketing Associates, Inc.

    Aggregate consideration for all acquisitions completed during the first six months of 1999 (the "1999 Acquisitions"), excluding liabilities assumed, was approximately $256.0 million, consisting of approximately $90.4 million in cash, 3,308,237 shares of the Company's common stock valued at approximately $163.7 million and debentures convertible into 32,532 shares of the Company's common stock valued at approximately $1.9 million at the date of acquisition.

    For the 1999 Acquisitions, 201,736 shares of the Company's common stock valued at approximately $9.8 million on the respective transaction dates, and approximately $1.7 million in cash are being held in escrow to indemnify the Company if contingencies set forth in the respective purchase agreements occur within specified time frames, ranging from 12 to 24 months from the date of acquisition. In addition, $4.2 million of the aggregate cash consideration will be paid only if certain contingencies are met. Finally, certain of the purchase agreements provide for an increase to the purchase price if operating income of the acquired business exceeds targeted levels. The maximum amount of additional purchase price which may be recorded should such targets be achieved for the 1999 Acquisitions is approximately $101.5 million. Purchase price contingencies, if any, will be recorded as an adjustment to the purchase price when the related contingency is resolved.

    Each of the 1999 Acquisitions was accounted for as a purchase. The results of operations for the three and six month periods ended June 30, 1999 include the results of operations for each of the purchase acquisitions since the date of their respective acquisition.

    The purchase price for the 1999 Acquisitions was allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The excess of the aggregate purchase price over the fair values of assets acquired and liabilities assumed has been allocated to goodwill and is being amortized on a straight-line basis over 30 years. The allocation of the excess purchase price is based on preliminary estimates and assumptions, and is subject to revision upon final determination of the fair market value of the net assets acquired. Management does not expect the final allocations to differ materially from the preliminary estimates.

    In conjunction with the 1999 Acquisitions, liabilities assumed and other noncash consideration were as follows (in thousands):

            Fair value of assets acquired.......................     $ 75,934
            Goodwill............................................      212,402
            Cash and common stock held in escrow................       11,536
            Net cash paid in consideration for companies
              acquired..........................................      (80,885)
            Common stock issued in consideration for companies
              acquired..........................................     (163,773)
            Convertible debentures issued in consideration for
              companies acquired................................       (1,865)
            Treasury shares assumed                                     5,541
                                                                     --------
            Liabilities assumed.................................     $ 58,890
                                                                     ========

    The following table summarizes pro forma unaudited results of operations as if each of the 1999 Acquisitions had occurred at the beginning of the periods presented (in thousands, except per share amounts):

                                                   SIX MONTHS ENDED JUNE 30,

                                                       1999         1998
                                                   -------------------------
               Revenues......................        $292,334     $209,339
               Income before income taxes....          15,880       18,173
               Net income ...................           8,286       11,164
               Basic income per share........        $   0.46     $   0.76
               Diluted income per share......        $   0.43     $   0.72

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

    Subsequent to June 30, 1999, the Company completed an amendment to the credit agreement. The amendment, among other things, adds a term loan of $150 million and reduces the revolving portion to $150 million (with the ability, at the Company's option, to increase the revolving portion to $250 million subject to certain limitations). The amendment also allows for up to $50 million of the revolving portion to be borrowed in Euro, British Pounds Sterling, Canadian dollar and other freely traded currencies to be agreed upon with the lenders. The amendment also secures all borrowings by guarantees of certain of the Company's subsidiaries, as well as pledges of the capital stock of certain subsidiaries. Quarterly principal and interest payments will be required on the term loan, beginning in 2000 with final maturity of each loan being five years from the closing date (2004).

NOTE 4. COMPREHENSIVE INCOME

    The assets and liabilities of foreign subsidiaries are translated into United States dollars using period end exchange rates, while the income statements are translated using average exchange rates during the periods. Differences arising from the translation of assets and liabilities in comparison with the translation of the previous periods are included as a separate component of stockholder's equity. The net accumulated foreign currency translation adjustment is $(17,000) at June 30, 1999.

    The components of other comprehensive income (loss) are as follows (in thousands):

                                                          THREE MONTHS ENDED        SIX MONTHS ENDED
                                                               JUNE 30,                 JUNE 30,
                                                        ---------------------     ---------------------
                                                           1999        1998         1999        1998
                                                        ----------  ---------     ---------   ---------
             Net income (loss)................          $    (980)   $ 3,840       $ 5,808     $ 7,306
             Net foreign currency translation
               gain (loss)....................                (17)        --           (17)         --
                                                        ----------   -------       -------     -------
             Comprehensive income (loss)......          $    (997)   $ 3,840       $ 5,791     $ 7,306
                                                        ==========   =======       =======     =======

NOTE 5. EARNINGS PER SHARE

    The following table presents a reconciliation of the numerator (income applicable to common shareholders) and denominator (weighted average common shares outstanding) for the basic and diluted earnings per share calculations for the three and six month periods ended June 30, 1999 and 1998 (in thousands, except per share amounts):

                                                           THREE MONTHS ENDED                 THREE MONTHS ENDED
                                                              JUNE 30, 1999                      JUNE 30, 1998
                                                   ---------------------------------   -------------------------------
                                                               WEIGHTED                           WEIGHTED
                                                       NET      AVERAGE       PER         NET      AVERAGE       PER
                                                      LOSS      SHARES       SHARE      INCOME     SHARES       SHARE
                                                   ----------  --------    ---------   --------   --------    --------
            BASIC EPS..........................     $   (980)   14,749      $ (0.07)    $3,840     11,654      $ 0.33
            EFFECT OF DILUTIVE SECURITIES
            Contingently issuable shares of
              common stock.....................           --        --           --         --        409          --
            Potential shares of common stock from
              debentures and stock options
              outstanding......................           --        --           --         --        355          --
                                                    --------    ------                  ------     ------
            DILUTED EPS........................     $   (980)   14,749      $ (0.07)    $3,840     12,418      $ 0.31
                                                    =========   ======                  ======     ======

                                                            SIX MONTHS ENDED                   SIX MONTHS ENDED
                                                              JUNE 30, 1999                      JUNE 30, 1998
                                                   ---------------------------------   -------------------------------
                                                                WEIGHTED                          WEIGHTED
                                                       NET       AVERAGE      PER         NET      AVERAGE       PER
                                                     INCOME      SHARES      SHARE      INCOME     SHARES       SHARE
                                                   ----------  --------    ---------   --------   --------    --------
            BASIC EPS..........................     $  5,808     14,727     $  0.39    $  7,306    11,630      $ 0.63
            EFFECT OF DILUTIVE SECURITIES
            Contingently issuable shares of
              common stock.....................           --        802          --          --       317          --
            Potential shares of common stock from
              debentures and stock options
              outstanding......................           --        377          --          --       340          --
                                                    --------     ------                --------    ------
            DILUTED EPS........................     $  5,808     15,906     $  0.37    $  7,306    12,287      $ 0.59
                                                    ========     ======                ========    ======

    The weighted average common shares and common share equivalents outstanding used to compute the dilutive effect of common stock options outstanding was computed using the treasury stock method prescribed by Statement of Financial Accounting Standards ("SFAS") No. 128. During the quarter ended June 30, 1999, the effects of contingently issuable shares and common share equivalents are not included in the denominator for diluted earnings per share, as such effects would be antidilutive.

NOTE 6. SEGMENT AND RELATED INFORMATION

    SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued in June 1997 and is effective for financial statements issued after December 15, 1998. The statement requires the Company to report certain information about its operating segments.

    For years prior to 1998, the Company was managed as one operating segment. Beginning in 1998, the Company's reportable segments consist of groups of business units that are organized geographically. Each of the Company's geographic regions has a separate management team and infrastructure, and offers different combinations of the Company's services. The Company evaluates the performance of its operating segments based on income before income taxes and net corporate interest expense. Intersegment sales and transfers are not significant.

    The following table presents summarized financial information for the Company's reportable segments for the three and six months ended June 30, 1999 and 1998 (in thousands). The "Other" balances include corporate related items, results of insignificant operations and, as it relates to segment profit (loss), income and expenses not allocated to reportable segments. The international segment was previously included in "other" but is now shown separately as certain quantitative thresholds under SFAS No. 131 have now been met. The international segment includes the United Kingdom, Canada and Mexico. Prior periods have been restated accordingly. Additionally, prior periods have been restated for the reallocation of certain business units among regions during the second quarter of 1999.

                                                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                       JUNE 30,                  JUNE 30,
                                                                -----------------------   -----------------------
                                                                   1999         1998         1999         1998
                                                                ----------   ----------   ----------   ----------
                  Revenues:
                    Midwest................................      $  3,182     $    774     $  3,858     $  1,506
                    Central................................        37,769       24,865       69,032       47,783
                    Northeast..............................        17,543       12,236       35,774       19,431
                    Southeast..............................        15,382        6,972       29,345       12,876
                    Southwest..............................        17,408        9,196       34,079       12,357
                    West...................................        24,406        8,363       44,791       14,908
                    International..........................         7,356          190       12,577          273
                    Other..................................        (3,653)          40       (3,901)          68
                                                                 --------     --------     --------     --------
                       Total...............................      $119,393     $ 62,636     $225,555     $109,202
                                                                 ========     ========     ========     ========
                  Segment profit (loss):
                    Midwest................................      $    520     $    181     $    632     $    347
                    Central................................         3,509        4,431        6,300        7,332
                    Northeast..............................         1,650        1,978        4,482        3,527
                    Southeast..............................         2,812          968        4,804        1,451
                    Southwest..............................         2,691        1,988        6,589        3,118
                    West...................................         4,388        2,011        7,243        3,426
                    International..........................           774           23        1,671           27
                    Other..................................       (15,865)      (5,132)     (19,971)      (7,484)
                                                                 --------     --------     --------     --------
                       Total...............................      $    479     $  6,448     $ 11,750     $ 11,744
                                                                 ========     ========     ========     ========
                  Details of "Other" segment profit (loss):
                    Net corporate interest expense.........      $ (2,536)    $ (1,481)    $ (4,301)    $ (2,103)
                    Corporate expenses not allocated to
                      operating segments...................       (13,060)      (3,122)     (15,123)      (4,366)
                    Amortization of intangibles not
                      allocated to operating segments......          (140)        (445)        (404)        (862)
                    Compensatory stock option expense......          (129)         (85)        (143)        (154)
                    Other..................................            --            1           --            1
                                                                 --------     --------     --------     --------
                       Total...............................      $(15,865)    $ (5,132)    $(19,971)    $ (7,484)
                                                                 ========     ========     ========     ========

                                                                                JUNE 30,   DECEMBER 31,
                                                                                  1999         1998
                                                                               ---------   ------------
                            Total assets:
                              Midwest......................................    $  13,059    $      --
                              Central......................................      145,816       86,933
                              Northeast....................................      117,791      107,245
                              Southeast....................................       91,797       37,405
                              Southwest....................................       77,441       56,143
                              West.........................................       96,855       84,397
                              International................................      170,430       13,610
                              Other........................................       54,888       45,952
                                                                               ---------    ---------
                                 Total.....................................    $ 768,077    $ 431,685
                                                                               =========    =========
                            Details of "Other" total assets:
                              Net goodwill not allocated to operating
                                segments...................................    $  26,909    $  29,900
                              Net other intangible assets not allocated to
                                operating segments.........................        7,526        5,931
                              Other corporate assets not allocated to
                                operating segments.........................       20,453       10,121
                                                                               ---------    ---------
                                 Total.....................................    $  54,888    $  45,952
                                                                               =========  ===========

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

OVERVIEW

    During the six months ended June 30, 1999, the Company completed several acquisitions which were accounted for as purchases, the most significant of which were: M-R Group plc. ("M-R"), Vetri Systems, Inc. and its affiliate Vetri Software India, Ltd., Bonner & Moore Computing Company, a division of Bonner & Moore Associates, Inc., the Texas division of Compex Legal Services, MSI Digital Imaging Solutions, Inc., Cover-All Computer Holdings Company and its affiliates, MSCI, Inc., Crest Information Technologies, Inc. and Marketing Associates, Inc.

    In connection with the M-R merger, the Company recorded approximately $7.8 million of merger-related expenses which were charged to operations during the second quarter of 1999, related to discontinued leases, the consolidation of facilities, severance and other related expenses for Lason facilities which were closed or consolidated into M-R facilities.

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

RESULTS OF OPERATIONS -- THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1998.

    Consolidated net revenues increased 91% to $119.4 million for the three months ended June 30, 1999 from $62.6 million in the second quarter of 1998. Approximately $45.3 million of the increase is due to acquisitions and approximately $11.5 million is due to growth in the Company's existing business. The majority of the internal growth is attributable to the increase in image and data capture and data management revenues, largely the result of successful cross-selling of the Company's core services and the Company's focus on fast growing markets, such as e-commerce.

    Gross profit increased to $42.8 million for the second quarter of 1999 from $22.1 million for the comparable 1998 quarter primarily due to the increase in net revenues. Gross profit as a percentage of net revenues is 36% for the three months ended June 30, 1999 versus 35% for the comparable period of 1998.

    Selling, general and administrative expenses increased $15.7 million to $28.5 million for the three months ended June 30, 1999 from $12.8 million for the comparable 1998 quarter. Selling, general and administrative expenses are approximately 24% of net revenues for the current year quarter, versus 20% in the comparable quarter of 1998. Approximately $9.4 million of the increase is due to selling, general and administrative expenses of acquired companies. The remaining increase is primarily due to higher compensation and other corporate administration expenses associated with managing a larger consolidated organization.

    Amortization of intangibles increased to $3.2 million for the three months ended June 30, 1999 from $1.3 million for the second quarter of 1998 primarily due to an increase in goodwill related to the business acquisitions completed.

    The Company reported operating income of $3.2 million for the three months ended June 30, 1999, compared to $8.0 million in the comparable period of 1998. The decline is due to the merger-related expenses discussed in the overview of this Item 2. Excluding these charges, operating income increased 37% to $10.9 million for the three months ended June 30, 1999.

    Net interest expense is $2.7 million for the 1999 second quarter compared to $1.5 million in 1998. The increase is primarily due to higher average line of credit balances resulting from borrowings used primarily to fund business acquisitions.

The provision for income taxes as a percentage of pre-tax income increased to 305% for the quarter ended June 30, 1999, from 40% in the comparable period of 1998. This is due to lower pre tax income, primarily as a result of the aforementioned merger-related expenses, while goodwill amortization expense not deductible for federal income tax purposes increased due to recent acquisitions. Excluding the tax effect associated with the merger-related expenses, the provision for income taxes as a percentage of pre tax income would have been 53% for the 1999 second quarter.

RESULTS OF OPERATIONS -- SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998.

    Consolidated net revenues increased 107% to $225.6 million for the six months ended June 30, 1999 from $109.2 million for the comparable period of 1998. Approximately $93.8 million of the increase is due to acquisitions and approximately $22.6 million is due to growth in the Company's existing business. The internal growth is primarily the result of increased image and data capture and data management revenue.

    Gross profit increased to $80.6 million for the six months ended June 30, 1999 from $38.9 million for the comparable 1998 period primarily due to an increase in net revenues. Gross profit as a percentage of net revenues is 36% for the six months ended June 30, 1999 and for the comparable period of 1998.

    Selling, general and administrative expenses increased $27.9 million to $50.4 million, or 22% of net revenues for the first six months of 1999, from $22.5 million, or 21% of net revenues in the same period of 1998. Approximately $17.1 million of the increase is due to selling, general and administrative expenses of acquired companies. The remaining increase is primarily due to increased compensation and other corporate administration expenses associated with managing a larger consolidated organization.

    Amortization of intangibles increased to $5.8 million for the six months ended June 30, 1999 from $2.3 million for the comparable 1998 period primarily due to an increase in goodwill related to business acquisitions completed.

    Net interest expense was $4.8 million for the first six months of 1999 compared to $2.2 million in the comparable 1998 period. The increase is primarily due to higher average borrowing balances resulting from borrowings used mainly to fund business acquisitions.

    Provision for income taxes as a percentage of pre tax income was 51% for the six months ended June 30, 1999 compared to 38% for the 1998 comparable period, primarily due to an increase in goodwill amortization expense that is not deductible for federal income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has funded its operations and acquisitions through a combination of cash flow from operations, bank borrowings and the issuance of shares of common stock.

    Cash flows provided by operating activities totaled $5.8 million for the six months ended June 30, 1999 compared to an outflow of $3.8 million for the comparable period of 1998. The increase in operating cash flows in 1999 is primarily due to an increase in net income before noncash merger-related expenses and noncash depreciation and amortization, and an increase in accrued expenses, partially offset by higher accounts receivable and other current assets.

    Cash flows used in investing activities totaled $113.3 million and $74.7 million for the six months ended June 30, 1999 and 1998, respectively, and was primarily used to fund the acquisition of businesses and invest in capital equipment and software development activities. Cash used for acquisitions, net of cash acquired, was approximately $99.3 million and $ 65.7 million for the six months ended June 30, 1999 and 1998, respectively. Cash used to invest in capital equipment and software development activities totaled $14.6 million for the 1999 first half, compared to $9.0 million for the comparable period of 1998. During the first six months of 1999 and 1998, the Company invested approximately $4.9 million and $1.3 million, respectively, for the development and implementation of computer software primarily to support the Company's domestic and international information processing needs. These projects and related costs will continue as the Company pursues its acquisition strategy.

    Cash flows provided by financing activities totaled $114.5 million in 1999 compared to $76.2 million for the comparable period of 1998 and largely consisted of borrowings on the Company's revolving line of credit primarily used to fund the payments for acquired businesses and for working capital requirements. Additionally, during the first quarter of 1999 and 1998 the Company repaid promissory notes in the amounts of $18.6 million and $6.2 million, respectively, relating to business acquisitions in the fourth quarter of 1998 and 1997, respectively.

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

    In the second quarter of 1999, in connection with the acquisition of the shares or assets of various companies as partial payment of the purchase price, the Company issued 140,480 shares of its common stock valued at $5,958,058. The shares were issued at prices ranging from $37.33 to $56.86.

    In May 1999, the Company issued 6,616 shares of its common stock at a price per share of $54.52 to shareholders of a company it had previously acquired as additional consideration for the achievement of certain target levels of financial performance after the acquisition.

    On June 30, 1999, the Company acquired all of the outstanding shares of stock of M-R Group plc., a United Kingdom publicly-held company ("M-R"), effected by means of a scheme of Arrangement ("Scheme of Arrangement") negotiated at arm's length under Section 425 of the Companies Act of 1985, under the laws of the United Kingdom. Under the Scheme of Arrangement, M-R shareholders received 3,024,641 shares of Lason common stock. Additional shares shall be issued upon exercise of outstanding M-R options.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On May 27, 1999, the Company held its Annual Meeting of Shareholders. There were three matters voted on -- the election of directors, amendment of the Company's 1998 Equity Participation Plan to increase by 500,000 to 1,400,000 the number of reserved shares of Lason common stock for issuance under the plan, and an amendment to Lason's Amended and Restated Certificate of Incorporation to increase the number of authorized shares to 100,000,000 from 20,000,000. All directors nominees were elected, and the two other matters were approved. The following table sets forth the results of the voting on the matters voted upon.

                              MATTER VOTED UPON:              VOTES FOR     VOTES WITHHELD     VOTES AGAINST     ABSTAIN
                     ------------------------------------    -----------   ----------------   ---------------   ---------
                     Nominees:
                     William Rauwerdink..................    12,941,589         185,617                --            --
                     Robert Yanover......................    12,942,289         184,917                --            --
                     Approval of amendment to 1998 Equity
                       Participation Plan................     6,722,566              --         6,384,303        20,337
                     Approval of amendment to Amended and
                       restated Certificate of
                       Incorporation.....................     9,305,431              --         3,809,865        11,910

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

                                   2.9    Agreement of Purchase and Sale of
                                          Stock dated July 17, 1997 between
                                          Lason and Image Conversion Systems,
                                          Inc.(2)
                                  2.10    Asset Purchase Agreement dated
                                          November 25, 1997 between Lason and
                                          VIP Imaging, Inc.(3)
                                  2.11    Stock Purchase Agreement dated
                                          February 12, 1998 with respect to the
                                          acquisition of Racom Corporation and
                                          its affiliates by Lason.(4)
                                  2.12    Asset Purchase Agreement dated March
                                          5, 1998 between Lason and API Systems,
                                          Inc.(5)
                                  2.13    Agreement for the Purchase and Sale of
                                          Stock dated July 24, 1998 between
                                          Lason and Consolidated
                                          Reprographics.(6)
                                  2.15    Transaction Agreement between Lason
                                          and M-R Group plc. dated March 25,
                                          1999.(9)
                                  2.16    Amendment Agreement between Lason and
                                          M-R Group plc. dated April 30, 1999.
                                          (9)
                                  2.17    Amendment Agreement between Lason and
                                          M-R Group plc. dated May 13, 1999.(9)
                                   3.1    Form of Amended and Restated
                                          Certificate of Incorporation of

                                          the Company.(1)
                                   3.2    Form of Revised Amended and Restated
                                          Bylaws.(7)
                                   4.1    Form of Certificate representing
                                          Common Stock of the Company.(1)
                                   4.3    Third Amended and Restated Credit
                                          Agreement dated as of August 16, 1999
                                          among the Company, the Lenders named
                                          therein, Bank One, Michigan as
                                          administrative agent, and Comerica
                                          Bank, as syndication agent.(10)
                                  10.5    Registration Agreement dated January
                                          17, 1995 by and among the Company and
                                          the 1995 Stockholders.(1)
                                  10.9    Offer of employment dated April 30,
                                          1996 from Lason Systems, Inc. to Mr.
                                          Rauwerdink.(1)
                                 10.10    Offer of employment dated June 12,
                                          1996 from Lason Systems, Inc. to Mr.
                                          Jablonski.(1)
                                 10.11    1995 Stock Option Plan of the
                                          Company.(1)
                                 10.17    1996 Lason Management Bonus Plan.(1)
                                 10.18    Lason Systems, Inc. 401(k) Profit
                                          Sharing Plan & Trust.(1)
                                 10.19    Amendments to Lason Systems, Inc.
                                          401(k) Profit Sharing Plan & Trust.(1)
                                 10.20    Lease Agreement dated as of September
                                          3, 1985 by and between Lason Systems,
                                          Inc. and Mart Associates, as
                                          amended.(1)
                                 10.24    Employment Agreement of Gary L. Monroe
                                          dated June 1, 1999.(10)
                                 10.25    Amended and Restated Secured
                                          Promissory Note, dated as of June 5,
                                          1999 -- Gary L. Monroe.(10)
                                 10.26    Amended and Restated Pledge and
                                          Security Agreement dated June 5, 1999
                                          -- Gary L. Monroe.(10)
                                 10.27    Amended and Restated Secured
                                          Promissory Note, dated as of June 5,
                                          1999 -- William J. Rauwerdink.(10)
                                 10.28    Amended and Restated Pledge and
                                          Security Agreement dated June 5, 1999
                                          -- William J. Rauwerdink.(10)
                                 10.29    Amended and Restated Secured
                                          Promissory Note, dated as of June 5,
                                          1999 -- John R. Messinger.(10)
                                 10.30    Amended and Restated Pledge and
                                          Security Agreement dated June 5, 1999
                                          -- John R. Messinger.(10)
                                 10.42    1998 Equity Participation Plan of
                                          Lason, Inc.(8)
                                 10.43    Employment Agreement of John R.
                                          Messinger dated April 27, 1999.(9)
                                  27.1    Financial Data Schedule (6 months
                                          ended 6-30-99 Restated).+
                                  27.2    Financial Data Schedule (6 months
                                          ended 6-30-98 -- Restated).+
                                  27.3    Financial Data Schedule (12 months
                                          ended 12-31-98 -- Restated).+

----------

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

    (3) Incorporated herein by reference to registrant's Form 8-K filed on December 10, 1997, Commission File No. 0-21407.

    (4) Incorporated herein by reference to registrant's Form 8-K filed on March 17, 1998, Commission File No. 0-21407.

    (5) Incorporated herein by reference to registrant's Form 8-K filed on March 20, 1998, Commission File No. 0-21407.

    (6) Incorporated herein by reference to registrant's Form S-1 filed on July 30, 1998, Commission File No. 333-60143.

    (7) Incorporated herein by reference to registrant's Form 10-Q filed on May 15, 1998, Commission File No. 0-21407.

    (8) Incorporated herein by reference to registrant's 1998 proxy statement, Appendix A, filed on April 28, 1998, Commission File No. 0-21407.

    (9) Incorporated herein by reference to Registrant's Form 10-Q filed on May 17, 1999 Commission File No. 0-21407.

   (10) Incorporated herein by reference to Registrant's Form 10-Q filed on August 16, 1999, Commission File No. 0-21407.

b. Reports on Form 8-K

    The Company filed a report on Form 8-K on April 6, 1999 disclosing in Item 5 thereof the agreement between the Company and M-R Group plc. regarding the terms of a proposed merger.

    The Company filed a report on Form 8-K on May 21, 1999 disclosing in Item 5 the revised terms of the proposed merger with M-R Group plc.

    The Company filed a report on Form 8-K on July 15, 1999 disclosing in Item 2 completion of its merger with M-R Group plc. on June 30, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   LASON, Inc
--------------------------------------------------------------------------------
                                  (Registrant)

/s/ WILLIAM J. RAUWERDINK
--------------------------------------------------------------------------------
                          Executive Vice President and
                             Chief Financial Officer

March 30, 2000

                                 EXHIBIT INDEX
                                 -------------


Exhibit No.       Description
-----------       -----------

Ex-27.1           Financial Data Schedule  6/30/99 - Restated

Ex-27.2           Financial Data Schedule  6/30/98 - Restated

Ex-27.3           Financial Data Schedule 12/31/98 - Restated