Form 10-Q/A
period 1999-09-30
LASON INC
filed 2000-03-30
CIK 1020616

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

This Quarterly Report on Form 10-Q/A amends and restates, in its entirety, the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, which was filed with the Securities and Exchange Commission on November 15, 1999. The Quarterly Report on Form 10-Q/A has been restated to present the merger of Lason, Inc. with M-R Group plc ("M-R"), which was completed June 30, 1999, using the purchase method of accounting. The merger with M-R was accounted for using the pooling of interests method of accounting in the original filing on Form 10-Q. All other information in this Quarterly Report on Form 10-Q/A is presented as of the original filing date of November 15, 1999, unless otherwise indicated.



TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                                  Page No.

         ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets as of
            September 30, 1999 (Unaudited) and December 31, 1998                     2

         Condensed Consolidated Statements of Income (Unaudited),
           Three Months and Nine Months Ended September 30, 1999 and 1998            3

         Condensed Consolidated Statements of Cash Flows (Unaudited),
           Nine Months Ended September 30, 1999 and 1998                             4

         Notes to Condensed Consolidated Financial Statements (Unaudited)            5

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                                12

         ITEM 3. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK           17


PART II - OTHER INFORMATION


     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                              17

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                       18

     SIGNATURES                                                                     21

                                   LASON, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT FOR SHARES)


                                                                             SEPTEMBER 30,           DECEMBER 31,
                                                                                 1999                    1998
                                                                            ----------------        -------------
                                                                              (UNAUDITED)
ASSETS

Cash and cash equivalents                                                    $       10,454         $    1,315
Accounts receivable (net)                                                           142,693             86,073
Supplies                                                                             12,075             10,144
Deferred income taxes                                                                 1,420                 --
Prepaid expenses and other                                                           29,467             16,028
                                                                             --------------         ----------
      Total current assets                                                          196,109            113,560
Property and equipment (net)                                                        105,487             61,665
Deferred income taxes                                                                   398                 --
Intangible assets (net)                                                             512,363            252,400
Employee loans receivable                                                             3,170              1,698
Other                                                                                 6,707              2,362
                                                                             --------------         ----------
      Total assets                                                           $      824,234         $  431,685
                                                                             ==============         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses                                                             $       38,862         $   13,466
Accounts payable                                                                     27,351             17,332
Notes payable                                                                           300             18,906
Customer deposits                                                                     4,743              6,015
Deferred income taxes                                                                 1,353                918
Current portion of term loan                                                          7,500                 --
Other                                                                                11,969              9,763
                                                                             --------------         ----------
      Total current liabilities                                                      92,078             66,400
Revolving credit line borrowings                                                     90,000             59,000
Term loan                                                                           142,500                 --
Deferred income taxes                                                                 2,131              2,101
Convertible debentures                                                                3,034              1,169
Other                                                                                31,820             18,077
                                                                             --------------         ----------
      Total liabilities                                                             361,563            146,747
                                                                             --------------         ----------
STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 100,000,000 and 20,000,000 shares authorized, 18,872,419 and 15,378,375 shares issued and
  outstanding, 759,093 and 686,865 shares held in escrow.                               180                146
Preferred stock, $.01 par value; 5,000,000 shares authorized,
     none issued and outstanding                                                         --                 --
Additional paid-in capital                                                          415,781            252,479
Retained earnings                                                                    46,323             32,313
Treasury stock (at cost)                                                             (5,541)                --
Accumulated other comprehensive income                                                5,928                 --
                                                                             --------------         ----------
     Total stockholders' equity                                                     462,671            284,938
                                                                             --------------         ----------
     Total liabilities and stockholders' equity                              $      824,234         $  431,685
                                                                             ==============         ==========


The accompanying Notes are an integral part of the condensed consolidated financial statements.

                                   LASON, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT FOR SHARES)
                                  (unaudited)



                                                           THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                              SEPTEMBER 30,                        SEPTEMBER 30,
                                                      -----------------------------       ------------------------------
                                                           1999              1998              1999              1998
                                                      ------------      -----------       ------------      ------------
Revenues, net of postage                              $    148,885      $    77,934       $    374,440      $    187,136
Cost of revenues                                            91,659           50,902            236,565           121,227
                                                      ------------      -----------       ------------      ------------
     Gross profit                                           57,226           27,032            137,875            65,909

Selling, general and administrative expenses                34,478           15,616             84,837            38,152
Compensatory stock option expense                               65               70                208               208
Amortization of intangibles                                  4,788            1,655             10,585             3,938
Merger-related charges                                          --               --              7,755                --
                                                      ------------      -----------       ------------      ------------
   Income from operations                                   17,895            9,691             34,490            23,611
Net interest expense                                         3,777            1,741              8,622             3,917
                                                      ------------      -----------       ------------      ------------
   Income before income taxes                               14,118            7,950             25,868            19,694
Provision for income taxes                                   5,916            3,180             11,858             7,618
                                                      ------------      -----------       ------------      ------------
   Net income                                         $      8,202      $     4,770       $     14,010      $     12,076
                                                      ============      ===========       ============      ============

Basic income per share                                $       0.46      $      0.37       $       0.78      $       1.00
                                                      ============      ===========       ============      ============

Diluted income per share                              $       0.43      $      0.35       $       0.74      $       0.95
                                                      ============      ===========       ============      ============


The accompanying Notes are an integral part of the condensed consolidated financial statements.

                                   LASON, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                 --------------------------
                                                                                   1999             1998
                                                                                 ---------       ----------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES                            $   8,999       $   (4,716)
                                                                                 ---------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisition of businesses, net of cash acquired                      (127,934)        (117,937)
Additions to fixed assets and software development costs                           (29,135)         (13,771)
Proceeds from sales of fixed assets                                                    610              368
Other, net                                                                             271               --
                                                                                 ---------       ----------
  Net cash used in investing activities                                           (156,188)        (131,340)
                                                                                 ---------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving line of credit                                             335,218          418,400
Repayments on revolving line of credit                                            (304,218)        (404,450)
Borrowings on term loan                                                            150,000               --
Net proceeds from issuance of share of common stock                                     --          130,809
Repayments of notes payable                                                        (18,606)          (6,254)
Repayment on capital lease liabilities and other debt                               (3,506)          (1,428)
Payments to amend credit agreement                                                  (2,260)            (694)
Proceeds from exercise of employee stock options                                     1,047              409
Other, net                                                                          (1,508)          (1,698)
                                                                                 ---------       ----------
  Net cash provided by financing activities                                        156,167          135,094
                                                                                 ---------       ----------
Effect of foreign exchange rate changes on cash and cash equivalents                   161               --
                                                                                 ---------       ----------
Net increase (decrease) in cash and cash equivalents                                 9,139             (962)
Cash and cash equivalents at beginning of period                                     1,315            2,925
                                                                                 ---------       ----------
Cash and cash  equivalents at end of period                                      $  10,454       $    1,963
                                                                                 =========       ==========



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

         In the unaudited condensed consolidated financial statements previously presented and filed with the Securities and Exchange Commission on Form 10-Q on November 15, 1999, the acquisition of MR Group plc ("M-R") was accounted for using the pooling of interests method of accounting. In December 1999, Lason took certain actions which require a change to the purchase method of accounting for the acquisition of M-R. The accompanying unaudited condensed consolidated financial statements, which are included in Form 10-Q/A, are restated to present the acquisition of M-R using the purchase method of accounting. All other information is as previously filed, unless otherwise indicated. See Note 2.

NOTE 2.  MERGERS AND ACQUISITIONS

         On June 30, 1999, the Company completed its merger with M-R Group plc ("M-R"), a leading document and data management company headquartered in the United Kingdom. In connection with the merger, the Company issued 3,071,863 new shares of its common stock in exchange for all of the outstanding common stock of M-R, including 47,222 shares issued in connection with the settlement of certain M-R stock options (the "Executive Options"). Pursuant to the merger agreement, M-R shareholders received 5.376 new shares of Lason common stock for every 100 M-R shares held for a total value of approximately $152.4 million as of June 30, 1999.

         In connection with the Executive Options, M-R previously established a trust that purchased shares of M-R common stock on the open market. Such shares were to be issued to employees upon exercise of their respective individual stock options. Such shares were converted into approximately 112,000 shares of Lason common stock as part of the aforementioned 3,071,863 shares of Lason common stock issued. The June 30, 1999 value of such shares of common stock issued is recorded as treasury stock in the Company's condensed consolidated financial statements.

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

         In connection with the M-R merger, the Company recorded approximately $7.8 million of merger-related expenses which were charged to operations during the second quarter of 1999, related to discontinued leases, the consolidation of facilities, severance and other related expenses for Lason facilities which were closed or consolidated into M-R facilities. For the business that have had facilities closed or consolidated with other facilities, the tangible assets to be disposed of have been written down to their estimated fair value, less cost of disposal. In addition, as a result of the consolidation of approximately 21 facilities, approximately 410 employees have been separated from the Company as of September 30, 1999. The remaining accrual for such costs at September 30, 1999 is $500,000, which is expected to be fully used by the end of the first quarter of 2000.

         During the nine months ended September 30, 1999, the Company completed several additional acquisitions, the most significant of which were: Vetri Systems, Inc. and its affiliate Vetri Software India, Ltd., Bonner & Moore Computing Company, a division of Bonner & Moore Associates, Inc., the Texas division of Compex Legal Services, MSI Digital Imaging Solutions, Inc., Cover-All Computer Holdings Company and its affiliates, MSCI, Inc., Crest Information Technologies, Inc., Marketing Associates, Inc., and Addressing Services Company, Inc.

         Aggregate consideration for all acquisitions completed during the first nine months of 1999 (the "1999 Acquisitions"), excluding liabilities assumed, was approximately $279.3 million, consisting of approximately $110.5 million in cash, 3,377,206 shares of the Company's common stock valued at approximately $166.9 million and debentures convertible into 32,532 shares of the Company's common stock valued at approximately $1.9 million at the date of acquisition.

         For the 1999 Acquisitions, 270,705 shares of the Company's common stock valued at approximately $13.0 million on the transaction date, and approximately $1.7 million in cash are being held in escrow to indemnify the Company if contingencies set forth in the purchase agreements occur within specified time frames ranging from 12 to 24 months from the date of acquisition. In addition, $4.2 million of the aggregate cash will be paid only if certain contingencies are met. Finally, certain of the purchase agreements provide for an increase to the purchase price if operating income of the acquired business exceeds targeted levels. The maximum amount of additional purchase price which may be recorded should such targets be achieved for the 1999 Acquisitions is approximately $115.0 million. Purchase price contingencies, if any, will be recorded as an adjustment to the purchase price when the related contingency is resolved.

         Each of the 1999 Acquisitions was accounted for as a purchase. The results of operations for the three and nine month periods ended September 30, 1999 include the results of operations for each of the acquisitions since the date of their respective acquisition.

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

     In conjunction with 1999 Acquisitions, liabilities assumed and other noncash consideration were as follows (in thousands):



                  Fair value of assets acquired                                         $   81,252
                  Goodwill                                                                 230,724
                  Cash and common stock held in escrow                                      14,730
                  Net cash paid in consideration for companies acquired                   (100,578)
                  Common stock issued in consideration for companies acquired             (166,967)
                  Convertible debentures issued in consideration for companies
                    acquired                                                                (1,865)
                  Treasury shares assumed                                                    5,541
                                                                                        ----------
                  Liabilities assumed                                                   $   62,837
                                                                                        ==========


     The following table summarizes pro forma unaudited results of operations as if each of the 1999 Acquisitions had occurred at the beginning of the periods presented (in thousands, except per share amounts):


                                                                   Nine Months Ended September 30,
                                                                ------------------------------------
                                                                   1999                  1998
                                                                -----------         ----------------
Revenues                                                        $  459,329          $    358,616
Income before income taxes                                          29,370                28,294
Net income                                                          16,111                17,236

Basic income per share                                          $     0.89          $       1.14
Diluted income per share                                        $     0.84          $       1.07



     In October 1999, the Company purchased all of the outstanding common stock of Atlantic Document Centers, Inc. for aggregate consideration of $6.0 million consisting of approximately $5.1 million in cash and 19,537 shares of the Company's common stock valued at approximately $0.9 million

NOTE 3.  LONG-TERM DEBT

     In August of 1999, the Company amended and restated its credit agreement with its lenders. Borrowings under the amended credit agreement are expected to be used to finance additional acquisitions of businesses, working capital, capital expenditures and other corporate purposes. Such borrowings are secured by guarantees of certain of the Company's subsidiaries, as well as pledges of the capital stock of certain subsidiaries. Interest on amounts outstanding is calculated based on interest rates determined at the time of borrowing. Borrowings bear interest at rates ranging from a Eurodollar rate plus a maximum of 2.00% ( 6.87% as of September 30, 1999) or a base percentage rate plus a maximum of 0.50% ( 8.25% at September 30, 1999), at the Company's election at the time of borrowing. The credit agreement contains restrictions on acquisitions, disposition of assets, and the incurrance of other liabilities and contains certain financial ratio covenants.

     The amended credit agreement includes a revolving credit facility of $150 million, which the Company may increase to up to $250 million subject to certain limitations. A portion of the revolving credit facility of up to $50 million is available to the Company for borrowings in Euro, British pound sterling, Canadian dollar and other freely traded currencies to be agreed upon with the lenders. Lason is not required to make principal payments until final maturity in 2004.

         The amendment to the credit agreement also added a term loan facility of $150 million. Quarterly principal payments commence May 2000, with final maturity August 2004, as follows (in thousands):


         2000                               $   11,250
         2001                                   20,625
         2002                                   35,625
         2003                                   52,500
         2004                                   30,000
                                            ----------
         Total                                 150,000
         Less current portion                   (7,500)
                                            ----------
         Long term portion                  $  142,500
                                            ----------


Prior to the amendment, the credit agreement provided for revolving loans of up to $200 million, which the Company supplemented with an agreement providing for revolving credit loans of up to an additional $50 million. Borrowings under the credit agreement were collateralized by substantially all of the Company's assets before the recent amendment.

NOTE 4.  COMPREHENSIVE INCOME

     The assets and liabilities of foreign subsidiaries are translated into United States dollars using period end exchange rates while income statements are translated using average exchange rates during the periods. Differences arising from the translation of assets and liabilities in comparison with the translation of the previous periods are included as a separate component of Stockholders' Equity. The net accumulated foreign currency translation adjustment is approximately $5.9 million at September 30, 1999, and zero at December 31, 1998.

     The components of other comprehensive income are as follows (in thousands):



                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                               SEPTEMBER 30,                   SEPTEMBER 30,
                                          -----------------------         -------------------------
                                             1999          1998              1999            1998
                                          ---------     ---------         ---------       ---------
Net income                                $   8,202     $   4,770         $  14,010       $  12,076
Net foreign currency translation gain         5,945            --             5,928              --
                                          ---------     ---------         ---------       ---------
Comprehensive income                      $  14,147     $   4,770         $  19,938       $  12,076
                                          =========     =========         =========       =========

NOTE 5. EARNINGS PER SHARE

        The following table presents a reconciliation of the numerator (income applicable to common shareholders) and denominator (weighted average common shares outstanding) for the basic and diluted earnings per share calculations for the three and nine month periods ended September 30, 1999 and 1998 (in thousands, except per share amounts).



                                             Three Months Ended                  Three Months Ended
                                             September 30, 1999                  September 30, 1998
                                          -----------------------              ----------------------
                                                 Weighted                             Weighted
                                      Net         Average     Per           Net       Average         Per
                                    Income        Shares      Share       Income      Shares         Share
                                    ------        ------      -----       ------      ------         -----
BASIC EPS                          $  8,202      17,977     $ 0.46      $ 4,770     12,842         $ 0.37

EFFECT OF DILUTIVE SECURITIES
Contingently issuable
 shares of  common stock                 --         732         --           --        532             --
Potential shares of common
 stock from debentures and
 stock options outstanding               --         363         --           --        379             --
                                   --------     -------                 -------     ------
DILUTED EPS                        $  8,202      19,072     $ 0.43      $ 4,770     13,753         $ 0.35
                                   ========     =======                 =======     ======



                                         Nine Months Ended                      Nine Months Ended
                                         September 30, 1999                   September 30, 1998
                                       -----------------------          --------------------------------
                                                 Weighted                             Weighted
                                      Net        Average      Per           Net       Average         Per
                                    Income       Shares       Share       Income       Shares        Share
                                    ------       ------       -----       ------       ------        -----
BASIC EPS                          $  14,010     18,004     $ 0.78      $ 12,076       12,038      $ 1.00

EFFECT OF DILUTIVE SECURITIES
Contingently issuable
 shares of common stock                   --        643         --            --          389          --
Potential shares of common
 stock from debentures and
 stock options outstanding                --        376         --            --          350          --
                                   ---------     ------                 --------       ------
DILUTED EPS                        $  14,010     19,023     $ 0.74      $ 12,076       12,777        $0.95
                                   =========     ======                 ========       ======


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

        The following table presents summarized financial information for the Company's reportable segments for the three and nine months ended September 30, 1999 and 1998 (in thousands). The "Other" balances include corporate related items, results of insignificant operations and, as it relates to segment profit
(loss), income and expenses not allocated to reportable segments. The international segment was previously included in "other" but is now shown separately as certain quantitative thresholds under SFAS No. 131 have now been met. The international segment includes the United Kingdom, Canada and Mexico. Prior periods have been restated accordingly. Additionally, prior periods have been restated for the reallocation of certain business units among regions during 1999.



                                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                                ----------------------------   ----------------------------
                                                    1999            1998           1999            1998
                                                -------------    -----------   -------------    -----------
Revenues:
Midwest                                          $     3,898     $      872     $     7,756      $    2,377
Central                                               40,759         25,391         109,791          73,207
Northeast                                             21,557         14,593          57,331          34,025
Southeast                                             20,051          9,560          49,396          21,392
Southwest                                             17,525         11,474          51,604          24,876
West                                                  25,496         14,219          70,287          29,129
International                                         23,180            177          35,757             451
Other                                                 (3,581)         1,648          (7,482)          1,679
                                                 -----------     ----------     -----------      ----------
     Total                                       $   148,885     $   77,934     $   374,440      $  187,136
                                                 ===========     ==========     ===========      ==========

Segment profit (loss):
Midwest                                          $       470     $      242     $     1,102      $      589
Central                                                2,900          1,948           9,200           9,178
Northeast                                              4,697          2,467           9,177           6,000
Southeast                                              2,683          1,338           7,489           2,941
Southwest                                              1,802          2,097           8,391           5,065
West                                                   3,835          2,933          11,078           6,360
International                                          3,742            (44)          5,413             (17)
Other                                                 (6,011)        (3,031)        (25,982)        (10,422)
                                                 -----------     ----------     -----------      ----------
  Total                                          $    14,118     $    7,950     $    25,868      $   19,694
                                                 ===========     ==========     ===========      ==========

Details of "Other" segment profit (loss):
Net corporate interest                           $    (3,706)    $   (1,650)    $    (8,007)     $   (3,753)
Corporate expenses not allocated to
     operating segments                               (1,654)          (792)        (16,778)         (5,076)
Amortization of intangibles not allocated to
     operating segments                                 (585)          (519)           (989)         (1,385)
Compensatory stock option expense                        (65)           (70)           (208)           (208)
Other                                                     (1)            --              --              --
                                                 -----------     ----------     -----------      ----------
     Total                                       $    (6,011)    $   (3,031)    $   (25,982)     $  (10,422)
                                                 ===========     ==========     ===========      ==========


                                                          SEPTEMBER 30,           DECEMBER 31,
                                                              1999                   1998
                                                        ---------------      ------------------
Total assets:
Midwest                                                  $     13,740          $            --
Central                                                       153,065                   86,933
Northeast                                                     124,106                  107,245
Southeast                                                     103,706                   37,405
Southwest                                                      86,695                   56,143
West                                                          105,714                   84,397
International                                                 179,806                   13,610
Other                                                          57,402                   45,952
                                                         ------------           --------------
     Total                                               $    824,234           $      431,685
                                                         ============           ==============

Details of "Other" total assets:
Net goodwill not allocated to operating segments         $     25,664           $       29,900
Net other intangibles assets not allocated to
     operating segments                                         9,523                    5,931
Other corporate assets not allocated to
     operating segments                                        22,215                   10,121
                                                         ------------           --------------
     Total                                               $     57,402           $       45,952
                                                         ============           ==============



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

OVERVIEW

     During the nine months ended September 30, 1999, the Company completed several acquisitions which were accounted for as purchases, the most significant of which were: M-R Group plc ("M-R"), Vetri Systems, Inc. and its affiliate Vetri Software India, Ltd., Bonner & Moore Computing Company, a division of Bonner & Moore Associates, Inc., the Texas division of Compex Legal Services, MSI Digital Imaging Solutions, Inc., Cover-All Computer Holdings Company and its affiliates, MSCI, Inc., Crest Information Technologies, Inc., Marketing Associates, Inc. and Addressing Services Company, Inc.

     In connection with the M-R merger, the Company recorded approximately $7.8 million of merger-related costs which were charged to operations during the second quarter of 1999, related to leases, the consolidation of facilities, severance and other related expenses for Lason facilities closed or consolidated into M-R facilities.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1998.

     Consolidated net revenues increased 91% to $148.9 million for the three months ended September 30, 1999 from $77.9 million in the third quarter of 1998. Approximately $60.7 million of the increase was due to acquisitions and approximately $10.3 million was due to growth in the Company's existing business. The majority of the internal growth came from an increase in image and data capture revenues of approximately $10.7 million, largely the result of successful cross-selling of the Company's core services and the Company's focus on fast growing markets such as e-commerce.

     Gross profit increased to $57.2 million for the third quarter of 1999 from $27.0 million for the comparable 1998 quarter primarily due to the increase in net revenues. Gross profit as a percentage of net revenues was 38% for the three months ended September 30, 1999 versus 35% for the comparable period of 1998. M-R's margins were higher due to higher revenues at divisions with relatively fixed costs (divisions providing software and digitization services).

     Selling, general and administrative expenses increased $18.9 million to $34.5 million, or 23% of net revenues, for the three months ended September 30, 1999 from $15.6 million, or 20% of net revenue for the comparable 1998 quarter. Approximately $14.0 million of the increase was due to selling, general and administrative expenses of acquired companies. The remaining increase was primarily due to higher compensation and other corporate overhead expenses associated with managing a larger consolidated organization.

     Amortization of intangibles increased to $4.8 million for the three months ended September 30, 1999 from $1.7 million for the third quarter of 1998 primarily due to an increase in goodwill related to the business acquisitions completed.

     Net interest expense was $3.8 million for the 1999 third quarter compared to $1.7 million in 1998. The increase is primarily due to higher average borrowing balances resulting from borrowings used primarily to fund business acquisitions.

     Provision for income taxes as a percentage of pre tax income increased to 42% for the third quarter of 1999 from 40% in the comparable 1998 quarter primarily due to an increase in goodwill amortization expense which is not deductible for federal income tax purposes.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998.

     Consolidated net revenues increased 100% to $374.4 million for the nine months ended September 30, 1999 from $187.1 million for the comparable period of 1998. Approximately $154.7 million of the increase was due to acquisitions and approximately $32.8 million was due to growth in the Company's existing business. The internal growth was primarily the result of higher image and data capture and data management revenue.

     Gross profit increased to $137.9 million for the nine months ended September 30, 1999 from $65.9 million for the comparable 1998 period primarily due to the increase in net revenues. Gross profit as a percentage of net revenues was 37% and 35% for the nine months ended September 30, 1999 and 1998, respectively.

     Selling, general and administrative expenses increased $46.7 million to $84.8 million, or 23% of net revenues for the first nine months of 1999, from $38.1 million, or 20% of net revenues in the same period of 1998. Approximately $31.1 million of the increase was due to selling, general and administrative expenses of acquired companies. The remaining increase was primarily due to increased compensation and other corporate overhead expenses associated with managing a larger consolidated organization.

     Amortization of intangibles increased to $10.6 million for the nine months ended September 30, 1999 from $3.9 million for the comparable 1998 period primarily due to an increase in goodwill related to business acquisitions completed.

     The decline in operating income as a percentage of revenue from 13% in the first nine months of 1998 to 9% in the corresponding period of 1999 is the result of the merger-related charges of $7.8 million discussed in the overview of this Item 2, offset by increased operating income from acquisitions and internal growth.

     Net interest expense was $8.7 million for the first nine months of 1999 compared to $3.9 million in 1998. The increase is primarily due to higher average borrowing balances resulting from borrowings used mainly to fund business acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations and acquisitions through a combination of cash flow from operations, bank borrowings and the issuance of shares of common stock.

     Cash flows provided by operating activities totaled $9.0 million for the nine months ended September 30, 1999 compared to $4.7 million usage for the comparable period of 1998. The increase in operating cash flows in 1999 is primarily due to an increase in net income before noncash merger-related expenses and other non-cash charges such as depreciation and amortization, partially offset by higher accounts receivable and other current assets.

         Cash flows used in investing activities totaled $156.2 million and $131.3 million for the nine months ended September 30, 1999 and 1998, respectively, and was primarily used to fund the acquisition of businesses and invest in capital equipment and software development activities. Cash used for acquisitions was approximately $127.9 million and $117.9 million for the nine months ended September 30, 1999 and 1998, respectively. Cash used to invest in capital equipment and software development activities totaled $29.1 million for the 1999 first nine months, compared to $13.8 million for the comparable period of 1998. During the first nine months of 1999 and 1998, the Company invested approximately $5.7 and $3.4, respectively, for the development and implementation of computer software primarily to support the Company's domestic and international operations and information processing needs. These projects and related costs will continue as the Company pursues its acquisition strategy and its focus on high technology services such as e-commerce.

     Cash flows provided by financing activities totaled $156.2 million in 1999 compared to $135.1 million for the comparable period of 1998 and largely consisted of borrowings on the Company's revolving line of credit and term loan primarily used to fund the payments for acquired businesses and for working capital requirements. In the 1998 period, the Company sold 2,925,000 shares of its common stock for net proceeds of approximately $130.8 million, after deducting underwriting discounts and other offering expenses. Additionally, during the first quarter of 1999 and 1998 the Company repaid promissory notes in the amount of $18.6 million and $6.2 million, respectively, relating to business acquisitions in the fourth quarter of 1998 and 1997, respectively.

     Credit Agreement Borrowings

     During the quarter ended September 30, 1999, the Company amended and restated its credit agreement with its lenders. The amended credit agreement has a revolving credit facility of $150 million, which the Company may increase up to $250 million, subject to certain limitations. A portion of the revolving credit facility of up to $50 million is available to the Company for borrowings in Euro, British pound sterling, Canadian dollars and other freely traded currencies to be agreed upon with the lenders. The amendment to the credit agreement also added a term loan facility of $150 million. The Company is required to begin quarterly principal and interest payments on the term loan commencing May 31, 2000, with final maturity on both loan portions in 2004. Borrowings under the credit agreement will be used to finance additional acquisitions of businesses, working capital, capital expenditures and other corporate purposes. Borrowings under the credit agreement are secured by guarantees of certain of the Company's subsidiaries, as well as pledges of the capital stock of certain subsidiaries. Interest on amounts outstanding is calculated based on interest rates determined at the time of borrowing. Borrowings bear interest at rates ranging from a Eurodollar rate plus a maximum of 2.00% (7.68% at November 10, 1999) or a base rate plus a maximum of 0.50% (8.25 at November 10, 1999), at the Company's election at the time of borrowing. The credit agreement contains restrictions on acquisitions, dispositions of assets and the incurrence of other liabilities and contains certain financial ratio covenants. As of November 10, 1999, $267.4 million was borrowed under the credit agreement.

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

     The Company is currently modifying its computer software programs and operating systems to make each significant system and program "Year 2000 Compliant". Substantially all critical business systems are year 2000 compliant, and most individual business-unit systems (including those of M-R) are currently compliant. All final audits and certifications will be completed by the end of November 1999. The 10 largest site audits were performed by an independent agency. As of September 30, 1999, the Company has incurred approximately $3.8 million in connection with its year 2000 compliance program and anticipates that it will incur an additional estimated $0.5 to complete the program.

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

ITEM 3. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Lason has exposure to interest rate risk on its obligations outstanding under the existing credit agreement, which bear interest at a variable rate. Based on the Company's outstanding balance under the credit agreement on September 30, 1999, a one-percent increase or decrease in interest rates would decrease or increase, respectively, the Company's pre tax earnings and operating cash flows by approximately $2.4 million on an annualized basis.

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

     On June 30, 1999, the Company acquired all of the outstanding shares of stock of M-R Group plc. a United Kingdom publicly-held company ("M-R"), effected by means of a Scheme of Arrangement ("Scheme of Arrangement") negotiated at arm's length under Section 425 of the Companies Act of 1985, under the laws of the United Kingdom. Under the Scheme of Arrangement, M-R shareholders received 3,024,641 shares of Lason common stock on June 30, 1999. Additionally, 47,222 shares were issued during the third quarter of 1999 in connection with the settlement of certain M-R stock options. Under another existing M-R stock option plan, an additional 8,064 shares were issued in the third quarter of 1999 and additional shares could be issued upon exercise of M-R options still outstanding.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K




a.       Exhibits

2.9      Agreement  of Purchase  and Sale of Stock dated July 17, 1997  between  Lason and Image  Conversion  Systems,
         Inc. (2)

2.10     Asset Purchase Agreement dated November 25, 1997 between Lason and VIP Imaging, Inc. (3)

2.11     Stock Purchase  Agreement  dated February 12, 1998 with respect to the  acquisition of Racom  Corporation and its affiliates by Lason.  (4)

2.12     Asset Purchase Agreement dated March 5, 1998 between Lason and API Systems, Inc.  (5)

2.13     Agreement  for the  Purchase  and  Sale  of  Stock  dated  July  24,  1998  between  Lason  and  Consolidated
         Reprographics.  (6)

2.15     Transaction Agreement between Lason and M-R Group plc. dated March 25, 1999.  (9)

2.16     Amendment Agreement between Lason and M-R Group plc. dated April 30, 1999. (9)

2.17     Amendment Agreement between Lason and M-R Group plc. dated May 13, 1999.  (9)

3.1      Form of Amended and Restated Certificate of Incorporation of the Company.  (1)

3.2      Form of Revised Amended and Restated Bylaws.  (7)

4.1      Form of Certificate representing Common Stock of the Company.  (1)

4.3 Third Amended and Restated Credit Agreement dated as of August 16, 1999 among the Company, the Lenders named therein, Bank One, Michigan as administrative agent, and Comerica Bank, as syndication agent. (10)

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



10.24    Employment Agreement of Gary L. Monroe dated June 1, 1999.(10)

10.25    Amended and Restated Secured Promissory Note, dated as of June 5, 1999 -- Gary L. Monroe.(10)

10.26    Amended and Restated Pledge and Security Agreement dated June 5, 1999 -- Gary L. Monroe.(10)

10.27    Amended and Restated Secured Promissory Note, dated as of June 5, 1999 -- William J. Rauwerdink.(10)

10.28    Amended and Restated Pledge and Security Agreement dated June 5, 1999 -- William J. Rauwerdink.(10)

10.29    Amended and Restated Secured Promissory Note, dated as of June 5, 1999 -- John R. Messinger.(10)

10.30    Amended and Restated Pledge and Security Agreement dated June 5, 1999 -- John R. Messinger.(10)

10.42    1998 Equity Participation Plan of Lason, Inc.  (8)

10.43    Employment Agreement of John R. Messinger dated April 27, 1999. (9)

27.1     Financial Data Schedule.(9 months ended 9/30/99 - Restated) +

27.2     Financial Data Schedule. (9 months ended 9/30/98 - Restated) +
----------------------------------------------

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

(5)      Incorporated  herein by  reference to  registrant's  Form 8-K filed on March 20,  1998,  Commission  File No.
         0-21407.

(6)      Incorporated  herein by  reference  to  registrant's  Form S-1 filed on July 30,  1998,  Commission  File No.
         333-60143.





(7)      Incorporated  herein by  reference  to  registrant's  Form 10-Q filed on May 15,  1998,  Commission  File No.
         0-21407.

(8)      Incorporated  herein by reference to registrant's 1998 proxy statement,  Appendix A, filed on April 28, 1998,
         Commission File No. 0-21407.

(9)      Incorporated herein by reference to Registrant's Form 10-Q filed on May 17, 1999, Commission
         File No.0-21407.

(10)     Incorporated  herein by reference to  Registrant's  Form 10-Q filed on August 16, 1999,  Commission  File No.
         0-21407.



b.       Reports on Form 8-K

         The Company filed a report on Form 8-K on July 15, 1999 which was amended on September 13, 1999 and September 16, 1999, disclosing in
         Item 2 the merger with M-R Group plc. on June 30, 1999, disclosing in
         Item 5 combined unaudited results of operations of the Company and M-R Group plc. for the quarters stated, and including in Item 7 audited historical and unaudited pro forma financial information relating to the merger with M-R Group plc.

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


                                               LASON, Inc
                           ----------------------------------------------------
                                              (Registrant)

                           /s/ William J. Rauwerdink
                           ----------------------------------------------------
                           Executive Vice President and Chief Financial Officer

March 30, 2000

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT NO.                        DESCRIPTION
-----------                        -----------
EX-27.1                       FDS  9/30/99     -   Restated

EX-27.2                       FDS  9/30/98     -   Restated