Form 10-K
period 1999-12-31
LASON INC
filed 2000-03-30
CIK 1020616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1999

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 000-21407

LASON, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	38-3214743 (I.R.S. Employer identification number)

1305 Stephenson Highway, Troy, Michigan (Address of principle executive offices)	48083 (Zip Code)

Registrant’s telephone number, including area code: (248) 597-5800

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X] No  [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

     The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of March 24, 2000, computed by reference to the last sale price for such stock on that date as reported on the Nasdaq National Market System, was $133,205,416.

     As of March 24, 2000, 19,316,674 shares of Common Stock , par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s Notice of 2000 Annual Meeting of Shareholders and Proxy Statement (Part III).

FORWARD-LOOKING STATEMENTS
PART I
RECENT DEVELOPMENTS
SEGMENTS
PRODUCTS AND SERVICES
CONTINUING OPERATIONS
PART II
PART III
PART IV
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
LASON, INC. CONDENSED FINANCIAL INFORMATION OF REGISTRANT BALANCE SHEETS (In thousands)
SIGNATURES

FORWARD-LOOKING STATEMENTS

      Lason, Inc. (together with its subsidiaries, “Lason” or the “Company”) may from time to time provide information including certain statements included in or incorporated by reference in this Form 10-K which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those forward-looking statements include the intent, belief or current expectations of the company and its management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: (i) variations in quarterly results; (ii) the assimilation of acquisitions; (iii) the management of the Company’s growth and expansion; (iv) dependence on major customers, dependence on key personnel; (v) development by competitors of new or superior products or services, or entry into the market of new competitors; (vi) fluctuations in paper prices; (vii) reliability of the Company’s data; (viii) volatility of the Company’s stock price; (ix) management’s ability to successfully complete its restructuring initiatives; (x) any financial and legal impact of the class action litigation; (xi) changes in the business services outsourcing industry; (xii) significance of intangible assets; (xiii) changes related to compensatory stock options; and (xiv) other risks identified from time to time in the Company’s reports and registration statements filed with the Securities and Exchange Commission.

PART I

ITEM I.  BUSINESS

General

      Lason Systems, Inc., a Michigan corporation and the predecessor (the “Predecessor”) to Lason, was formed in 1985 as a result of a management buyout of the direct mail division of McKesson Corporation’s 3PM subsidiary. In January 1995, the founders and principal shareholders of the Predecessor recapitalized it (the “Recapitalization”) by selling substantially all of its assets to Lason Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Lason, Inc., which was then named Lason Holdings, Inc. In August 1996, Lason Holdings, Inc. changed its name to Lason, Inc. After the acquisition, Lason Acquisition Corp. changed its name to Lason Systems, Inc., and continued the business operations of the Predecessor.

      Lason provides integrated information outsourcing for image and data capture, data management and output processing services. The investments the Company has made in imaging and communications technology, personnel, equipment and systems over the past decade have given it the capabilities and expertise necessary to meet the growing and increasingly complex information management requirements of its customers. The Company primarily serves customers in the commercial, healthcare, financial services and professional services industries. The Company’s core competencies in input processing, data management and output processing enable it to provide a broad range of services across a wide range of media types and allow customers to fulfill their information management outsourcing needs with a single vendor. The Company’s strategy has been to offer a wide range of services across a broad geographic area to its customers and to use technologically advanced solutions to expand its service offerings.

      Lason believes that companies will continue to increase their use of outsourced information management services, and the market for its services will continue to grow due to a variety of factors including: (i) continuing advancements in computer, networking, facsimile, printing and other technologies which have greatly facilitated the production and distribution of documents; (ii) government regulations that require lengthy document retention periods and rapid accessibility for many types of records; (iii) increased customer expectations of low cost access to records on short notice at different locations; and (iv) an increasingly litigious society, necessitating access to relevant documents and records for extended periods. To manage large volumes of documents efficiently, a customer would be required to make significant investments in equipment, processes and technology which may only be fully utilized occasionally. Through outsourcing, companies can avoid these investments, as well as the risks of obsolescence that arise from the rapid changes in information management technology. As companies continue to focus on their core competencies and maximize asset utilization, they are increasingly turning to outside parties who have the technological expertise, service focus, rapid turn-around capacity and full range of capabilities necessary to manage large volumes of documents efficiently. In addition, the Company believes that customers will continue to seek a single vendor capable of furnishing all or a majority of their information management needs rather than relying on multiple vendors with varying areas of expertise.

      The information management industry is highly fragmented, consisting of a large number of small companies providing limited service offerings. An important element of the Company’s growth strategy has been to selectively make acquisitions of companies with complementary technologies or customer bases to consolidate its position as a provider of comprehensive information management services across a broad geographic area. See “Recent Developments — Restructuring”.

      The Company’s goal is to become a global, single source provider of information management services for customers in its targeted industries. To achieve this goal, the Company will continue to implement a focused business strategy based on the following elements: (i) provide a broad range of services that will allow both existing and new customers to secure all their information management services from one source; (ii) facilitate the cross-selling of additional services to customers through its comprehensive marketing program and develop national brand recognition for the quality and scope of Lason’s services; (iii) continue to develop additional high value-added applications within its core service offerings; and (iv) continue to develop scalable applications utilizing an open architecture and modular approach that will enable the Company to service the unique needs of various customers across a broad range of volume requirements.

      Since June 1995, the Company has acquired a substantial number of companies involved in records management, duplication, conversion services, facilities management, item processing and research, micrographics, litigation support document management services, electronic sorting of mass mailings, proxy solicitations, mail creation and distribution and database management services.

      The Company’s acquisition strategy has been to selectively make acquisitions of companies that (a) have proven operating track records and strong customer franchises that could benefit from the Company’s technology and broad product and service offerings; (b) have solid management teams that will join and remain with the Company after the acquisition; (c) have an existing presence in the Company’s core competencies to build economies of scale through volume purchasing and facility utilization; (d) expand the Company’s customer base and thereby increase its cross-selling opportunities and (e) broaden the Company’s geographic reach. See “Recent Developments — Restructuring”.

RECENT DEVELOPMENTS

E-Commerce

      Lason’s e-business represents the services and products the Company provides that are initially transacted via the internet or web. These offerings can be delivered in either a land based or electronic mode. The Company’s e-commerce business will be transacted via the Company’s worldwide portal, called Lason Exchange. By using Lason Exchange, the Company’s customers will be able to order services and products directly via the web without having to interface with the Company’s employees. This will improve the delivery of services and products to the Company’s customers, while reducing the Company’s cost of sales and distribution. Products initially targeted for Lason Exchange include equipment and supplies for document imaging, digital reprographics, digital print and the Company’s internal office supply requirements.

      In December 1999, the Company announced that it’s Board of Directors had authorized the engagement of investment bankers to explore the spin-off, or other means, to capitalize on Lason’s existing e-commerce business. After a thorough review of Lason’s strategy in this area which included consulting with its external technical and financial advisors, Lason has reconfirmed that these e-commerce offerings are important to its integrated approach of providing full service solutions to customers. Accordingly, Lason has decided not to spin-off these high potential areas as separate entities but will continue to build this business through internal growth and through strategic partnering.

Discontinued Operations

      In December 1999, Lason announced its intention to discontinue, by sale or exit from the market, its activities providing traditional litigation support, software development and other analog services. Those services are no longer consistent with Lason’s long-term growth strategy as they are largely analog and are expected to have slow long-term growth. The businesses to be discontinued consist of nine litigation copy businesses, an offset print business, a digital graphics business and the software development business that was acquired as part of the M-R acquisition in 1999. The Company has engaged brokers and has begun to actively market these businesses. Combined, the discontinued businesses had revenues of approximately $33.0 million and a pre tax loss of approximately $6.2 million for the year ended December 31, 1999. The Company expects to realize a pre tax loss of approximately $32.4 million, including a write-off of goodwill totaling $34.1 million, as a result of disposing of and/or exiting these businesses. Management anticipates that the sale or exit from these businesses will be completed during 2000.

Restructuring

      On June 30, 1999, the Company completed its merger with M-R Group plc (“M-R”), a leading document and data management company headquartered in the United Kingdom. In connection with the M-R merger, the Company recorded a $7.8 million pre tax restructuring charge during the second quarter of 1999 for costs associated with discontinued leases, the consolidation of facilities, severance and other related expenses for Lason facilities which were to be closed or consolidated with M-R facilities. For businesses that have had facilities closed or consolidated with other facilities, the tangible assets to be disposed of have been written down to their estimated fair value, less cost of disposal. In addition, as a result of the consolidation of approximately 21 facilities, approximately 423 employees have been separated from the Company as of December 31, 1999.

      In the fourth quarter of 1999, management completed a thorough review of its operations and approved a restructuring plan to make the Company more efficient and to lower overall costs. These decisions resulted in the Company recording a one-time pre tax charge to operations of $14.9 million in the fourth quarter of 1999. The charge consists of severance, facility closure and exit costs related primarily to discontinued leases and equipment write-downs. The restructuring plan calls for the consolidation of facilities and operations, the closure of facilities, and the streamlining of the administrative support functions.

      As part of the Company’s restructuring, management has shifted its focus from acquisitions and has accelerated the integration of its businesses to enhance the Company’s future profitability.

M-R Acquisition

      Effective with the completion of the transaction, the acquisition of M-R was presented for financial reporting purposes using the pooling of interest method of accounting. In December 1999, Lason took certain actions, including those discussed above under “Discontinued Operations”, which required a change to the purchase method of accounting for the acquisition of M-R. The change to purchase accounting resulted in an increase to goodwill of approximately $128.0 million, which will increase annual goodwill amortization expense by approximately $4.4 million.

Class-Action Litigation

      On December 21, 1999 and various dates thereafter, several individuals filed complaints against the Company and certain executive officers in various United States District Courts. The complaints purport to be brought as class actions on behalf of purchasers of shares of the Company’s common stock during periods ranging from August 14, 1998, through December 17, 1999. The complaints generally allege that the Company and certain of its officers made public statements concerning the Company’s revenues and earnings and inflated the market price of the shares of the Company’s common stock. The complaints allege violations of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and one complaint alleges violations of the Securities Act of 1933. The complaints seek unspecified damages allegedly incurred as a result of the decline in the market price of shares of the Company’s common stock after the Company announced on December 17, 1999 that it expected lower fourth quarter earnings per share as compared with concensus analysts’ estimates.

      These actions are in a preliminary stage. However, the Company believes, based on the advice of outside legal counsel, that it and the named officers have substantial defenses to the plaintiffs’ claims, and the Company intends to vigorously defend these claims. While the final resolution of this litigation cannot be presently determined, management does not believe it will have a material adverse effect on the Company’s business or the future consolidated financial statements, although such adverse effect could be possible.

SEGMENTS

      The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures About Segments of an Enterprise and Related Information, during the year ended December 31, 1998. SFAS No. 131 requires the Company to report certain information about its operating segments.

      For years prior to 1998, the Company was managed as one operating segment and there were no material individual segments. Beginning in 1998, the Company’s reportable segments generally consist of a group of business units that are organized geographically. Each of the Company’s six United States geographic regions has a separate management team and infrastructure, and offer different combinations of the Company’s services.

      The segment disclosures required by SFAS No. 131 are presented in Note 12 of Notes to Consolidated Financial Statements included in this Form 10-K.

PRODUCTS AND SERVICES

      Although there is significant overlap, the Company’s information management service offerings can generally be divided into the areas of image and data capture, data management and output processing. The Company’s image and data capture services include the scanning and conversion of documents from a variety of input media to a digital format. The Company also provides traditional microfilm and microfiche services as well as on-site facility management services. The Company’s data management services include electronic document storage and retrieval, database management and internet-based services, as well as list manipulation, sorting services and information search solutions so that customers’ data can be customized and updated for specific target market mailings. The Company’s output processing services include print on demand, business communications and statement processing services.

CONTINUING OPERATIONS

      The Company provides a broad range of image and data capture services that enable it to meet its customers’ information management outsourcing needs, including electronic conversion services, micrographic conversion services, high volume and quick-turn reprographics, and on-site facilities management. The Company’s experience and capabilities enable it to provide a broad range of document conversion services with respect to a wide variety of input and output formats, including digital, film, CD-ROM, optical disk, magnetic disk, aperture card and hardcopy, including engineering drawings.

      Electronic Conversion Services.  A company implementing a document storage and retrieval (“DSR”) program frequently faces the challenge of converting hundreds of thousands to millions of paper and/or microfilm documents to digital format. These paper and microfilm documents can be converted to indexed digital images or, using OCR technology, into electronically recognizable text. The Company’s investments in advanced document scanners and imaging software combined with its experience in scanning and converting documents typically enables the Company to perform this document conversion process more efficiently and in significantly less time than a potential customer. The Company’s technical support staff is skilled at assisting customers in developing customized indexing systems and selecting optimal file formats and naming conventions.

      Micrographics Conversion Services.  The Company performs traditional micrographic conversions including the conversion of paper documents into microfilm images, film processing, computer-based indexing and formatting of microfilm images. Micrographic services often are selected as a cost competitive technology to paper-based systems in order to reduce the physical size of stored records, for their long term (typically over 100 years) archival capabilities and as an intermediate step in certain imaging or reprographics applications.

      High Volume, Quick-Turn Reprographics. The Company, through its imaging centers, provides high volume, quick-turn reprographics services 24 hours a day, seven days a week. In addition, the Company possesses the capability to handle reprographic projects including conversion services.

      On-Site Facilities Management. The Company can equip, staff and manage most aspects of a customer’s information management needs at a customer’s facility. In addition to copying and printing, Company employees perform file room maintenance, decentralized copier management, facility mail and courier services, and address list maintenance. Typically, the Company will operate its own satellite production center (called a Lason Servicenter) on the customer’s premises. By working in partnership with a customer at the customer’s facility, the Company and the customer frequently identify additional ways the Company can help meet the customer’s information management needs both on-site and at the Company’s imaging centers. The Company established its first Lason Servicenter in 1992 and currently provides on-site services at over 100 facilities.

      Data management services include electronic document storage and retrieval, database management and web-based services.

      Electronic Document Storage and Retrieval. The Company has developed a flexible electronic DSR system, called Visions, that enables Lason’s customers to obtain the benefits of electronic document storage and retrieval without developing and purchasing their own DSR system. By using Visions, customers can access large volumes of documents immediately that would be impossible using conventional filing systems. DSR systems also provide rapid distribution of archived information to multiple destinations and remove the logistical burden and cost of archiving paper documents. Lason’s Visions system enables it to store and index a customer’s digital documents whether the document was converted to digital format from paper format or was originally produced in digital format. Because stored documents can be indexed by several criteria, a customer can use simple but exacting computer search techniques to rapidly access individual documents or groups of documents.

      Database Management Services. The Company’s sophisticated database management systems support data manipulation, item sorting and information search solutions so that various customers’ lists can be customized and updated for specific target markets and targeted mailings. These database capabilities save customers money while increasing response rates. These services are typically offered in conjunction with other services the Company provides.

      Internet-Based Services. The Company’s Corporate ID system allows customers and their employees to utilize the internet to manage and control the procurement of corporate identification materials. Corporate ID provides fully automated ordering, approval, tracking, manufacturing, fulfillment and reporting to all of a customer’s designated employees to ensure that all corporate materials ordered conform to organizational guidelines.

      The Company offers a variety of output processing services to its customers, which enables them to cost-effectively produce and distribute large volumes of customized documents on short notice.

      Digital Communication Services. Lason’s customers benefit from outsourcing their high volume communications needs to the Company through improved turn-around time, reduced production constraints and the flexibility and benefits provided by using the latest software and mail handling processes.

•	Priority Gram™. The Company’s Priority Gram™ is a nationally recognized product that large volume mailers have found to be an effective mode of communication in a variety of applications. Among these customers are firms involved in debt collection. The Company works with leading software vendors to provide credit institutions with an effective system of debt collection communications.

•	PROXYGRAM™. The Company’s PROXYGRAM™ serves the time sensitive proxy solicitation sector of the financial services market. PROXYGRAMs solicit, collect, report and validate shareholders proxy votes while providing flexibility to shareholders and cost savings and greater shareholder participation to customers. Outgoing messages to shareholders contain instructions on how to vote shares by a toll-free telephone call using a confidential identification number to assure shareholder verification and validity.

•	Fax, Electronic Distribution, Print and Mail. The Company’s business communication services provide customers with rapid, reliable and cost-effective methods for making large-scale distributions of statements, reports and letters to customer and other target audiences by fax, electronic distribution, print and mail. The Company develops customized programs for its customers to support event driven response requirements, such as product recall and credit card solicitation campaigns. For example, the Company currently provides declination letter and incomplete application letter processing with respect to credit card applications for a leading credit card company. Such letters can be generated on a daily basis as the status of the customer’s application file requires. By combining volumes of mail from all of its customers and presorting such mail to United States Postal Service specifications, the Company is able to generate significant postal discounts for its customers. Each customer enjoys the maximum postal discounts allowed for First Class Mail regardless of the volume of mail sent by that customer. The Company can incorporate these savings in quotes to customers on its services.

      Print on Demand Solutions. The Document Express (print on demand) system enables customers to cost effectively produce and distribute large volumes of a document on 24-hour notice. The customer supplies the Company with either an electronic copy or a hard copy of the document, which the Company converts to an electronic copy, which is then stored on the Document Express system. The customer can then use its own computer system to place a print order, including production amount and distribution method and location, and the Company completes the print and distribution process.

      The Document Express system offers an alternative to traditional printing methods for companies which produce documents that are subject to frequent revisions or unpredictable demand. Since conventional offset printing requires large production runs to produce high quality documents in a cost-effective manner, a company which utilizes offset printing to print such documents runs the risk that it will find itself with a costly inventory of outdated and useless documents. In addition, the flexibility of the Document Express system provides customers with an ability to increase the quality of their product offerings by enabling them to make document enhancements (such as corrections or improvements to product manuals) which would otherwise be prohibitively expensive. The Company believes that the demand for print on demand services by manufacturers, financial and insurance institutions will continue to increase as technological advances create shorter product life cycles and increased product variation.

International

      With the completion of the M-R acquisition, the Company has substantially increased its international operations in 1999. The international segment had net revenues of approximately $56.0 million and pre tax income of approximately $8.2 million in 1999.

Customers

      The Company currently has over 10,000 customers primarily in the commercial, healthcare, financial services and professional services industries. The Company services accounts of all sizes, from small business and professional groups to Fortune 100 companies. The Company’s largest customers include Fleetboston Financial Corporation, Blue Cross/ Blue Shield, Bank One Corporation, First Union Corporation, VERITAS Software, Ameritrade, Inc., Federal Express Corporation, Ford Motor Company, General Electric Company, General Motors Corporation, Nationsbank, Sears Roebuck and Co., Shell Oil Company, Her Majesty’s Land Registry and Trans Union. No single customer accounted for more than 10% of the Company’s total consolidated net revenues in 1999.

Competition

      The Company’s businesses are highly competitive. A significant source of competition is the in-house document handling capability of the Company’s target customer base. In addition, with respect to those services that are outsourced, the Company has a variety of competitors, including large national or multinational companies, which have greater financial resources than the Company, and small regional or local companies. The Company’s major competitors, in addition to various regional competitors, include IKON Office Solutions, Inc., Pitney Bowes Management Services, Inc. (a subsidiary of Pitney Bowes, Inc.) and Xerox Business Services, with respect to its image and data capture services; Dataplex Corp., F.Y.I. Incorporated and IKON Office Solutions, Inc., with respect to its database management services; and First Financial Management Corp. (First Image), Sun Guard Mailing Services and Output Technology Solutions, with respect to its output processing services. The Company’s businesses compete on the basis of price, service and innovation.

Proprietary Rights and Processes

      The Company regards the systems, information and know-how underlying its services as proprietary and relies primarily on a combination of contract, trade secrets, confidentiality agreements and contractual provisions to protect its rights. The Company’s business is not materially dependent on any patents. Despite the Company’s efforts to protect its proprietary rights, unauthorized parties may attempt to obtain and use information that the Company regards as proprietary, and policing unauthorized use of the Company’s proprietary information is difficult. Litigation may be necessary for the Company to protect its proprietary information and could result in substantial cost to, and diversion by, the Company.

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

      The Company is not aware of any environmental conditions that would be likely to have a material adverse effect on the business, financial condition or results of operations of the Company. However, there can be no assurance that environmental liabilities in the future will not have a material adverse effect on the business, financial condition or results of operations of the Company.

Employees

      As of March 24, 2000, the Company had approximately 10,300 employees, including approximately 4,000 in foreign countries. No domestic employees of the Company are represented by a labor union, however, some foreign employees are represented by local labor unions in certain countries. The Company considers its relationship with its employees to be good.

Executive Officers of the Registrant

      The following table sets forth certain information concerning the Company’s executive officers as of March 24, 2000:

			Executive
Name	Age	Position	Officer Since

Gary L. Monroe	45	Chairman of the Board and Chief Executive Officer, Director	1995

William J. Rauwerdink	50	Executive Vice President, Chief Financial Officer, Treasurer, Secretary, Director	1996

John R. Messinger	42	President and Chief Operating Officer	1998

Randy L. Baker	43	Executive Vice President — Human Resources and Business Integration	1999

      Gary L. Monroe has served as Chairman of the Board of the Company since April 1998, President of the Company from April 1997 to January 1999, as Chief Executive Officer of the Company since February 1996 and as a Director of the Company since he joined the Company in September 1995. From September 1995 to February 1996, Mr. Monroe served as Executive Vice President of the Company. From May 1992 to September 1995, Mr. Monroe served as President of Kodak Imaging Services, Inc., a subsidiary of Eastman Kodak Co. Mr. Monroe is employed pursuant to an employment agreement for a two year period ending May 31, 2001.

      William J. Rauwerdink has served as Executive Vice President, Chief Financial Officer, Treasurer and Secretary of the Company since he joined the Company in May 1996 and as a director of the Company since May 1999. Mr. Rauwerdink is employed at the discretion of the Board. From February 1993 to April 1995, Mr. Rauwerdink served as Executive Vice President, Chief Financial Officer and Treasurer of The MEDSTAT Group, Inc., a publicly traded company in the healthcare information industry. Mr. Rauwerdink was a partner with the Detroit office of the international accounting and consulting firm of Deloitte & Touche from 1983 to 1993. Mr. Rauwerdink is a certified public accountant. Mr. Rauwerdink is also a director of Mercy Health Services, Inc., a non-profit multistate health care services organization.

      On December 11, 1995, Mr. Rauwerdink consented to the entry of an order enjoining him from violating certain antifraud and tender offer provisions of the federal securities laws. The order required him to give up profits and pay penalties and interest totaling approximately $225,000. He neither admitted nor denied the allegations made in the proceeding.

      The proceeding involved the rollover of certain funds from a former employer’s profit sharing plan. The investment directions made in connection with the rollover into Mr. Rauwerdink’s 401(k) account at his new employer specified that the investment of such funds be made 50% in the stock of his employer and 50% in other investments in his 401(k) account and resulted in the purchase of shares of common stock of the new employer at the time when it was alleged that the employer was engaged in merger negotiations. The shares purchased in the rollover transaction constituted approximately 8% of Mr. Rauwerdink’s total holdings in his new employer’s common stock.

      John R. Messinger has served as an officer of the Company since he joined the Company in July 1997 and is the Company’s President and Chief Operating Officer. Mr. Messinger is employed pursuant to an employment agreement for a two year period ending January 31, 2001. From November 1995 to July 1997, Mr. Messinger served as President and Director of Image Conversion Services, Inc. From 1983 to November 1995, Mr. Messinger served in various positions with Anacomp, Inc., including Group President, Regional Vice President and District Manager.

      Randy L. Baker has served as Executive Vice President — Human Resources and Business Integration, since he joined the Company in July 1999. Mr. Baker is employed at the discretion of the Board. From January 1998 to April 1999, he served as Senior Vice President, Human Resources, for Republic Industries, a publicly traded company in the automotive retail and automotive rental industry. Beginning in January 1995 and continuing through January 1998, he served as Vice President, Human Resources, for Resort Condominiums International, a publicly traded company.

ITEM 2.  PROPERTY

      The Company has operations in 29 U.S. states, the United Kingdom, Canada, Mexico, India, Maritius and the Caribbean. Except for two facilities that are owned by the Company, all the facilities are leased and are used for operations and general administrative functions. The Company also operates over 100 facility management sites located on customers’ premises.

ITEM 3.  LEGAL PROCEEDINGS

      On December 21, 1999 and various dates thereafter, several individuals filed complaints against the Company and certain executive officers in various United States District Courts. The complaints purport to be brought as class actions on behalf of purchasers of shares of the Company’s common stock during periods ranging from August 14, 1998, through December 17, 1999. The complaints generally allege that the Company and certain of its officers made public statements containing material omissions or misrepresentations which created the misleading impression that the Company’s revenues and earnings were on target with market forecasts and consequently artificially inflated the market price of the shares of the Company’s common stock. The complaints allege violations of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and one complaint alleges violations of the Securities Act of 1933. The complaints seek unspecified damages allegedly incurred as a result of the decline in the market price of shares of the Company’s common stock after the Company announced on December 17, 1999 that it expected lower fourth quarter earnings per share compared with concensus analysts’ estimates.

      These actions are in a preliminary stage. However, the Company believes, based on the advice of outside legal counsel, that it and the named officers have substantial defenses to the plaintiffs’ claims, and the Company intends to vigorously defend these claims. While the final resolution of this litigation cannot be presently determined, management does not believe it will have a material adverse effect on the Company’s business, or the future consolidated financial statements, although such adverse effect could be possible.

      Various other claims have been made against the Company in the normal course of business. Management believes that none of those legal proceedings will have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of the Company’s shareholders during the fourth quarter of 1999.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company’s common stock is traded on the Nasdaq National Market System under the symbol “LSON”. As of March 24, 2000, there were approximately 2,660 holders of the Company’s common stock.

      The quarterly trading range for shares of the Company’s common stock during 1999 and 1998 is presented below:

	1999				1998

	High		Low		High		Low

Quarter Ended:

December 31	$44	3/4	$9	3/4	$64	5/8	$42	1/4

September 30	50	1/2	40	1/2	58	1/2	39

June 30	57		31	31/64	54	1/2	35	1/2

March 31	68	1/4	52		38	3/4	25	1/8

      The Company intends to retain any earnings to finance operations and expansion and, therefore, does not anticipate paying any cash dividends on its common stock in the foreseeable future. Cash dividends, if any, would be determined by the Board of Directors and would be based on the Company’s earnings, capital requirements, financial condition and other factors deemed relevant by the Board of Directors. Except for certain constructive dividends related to partial forgiveness of certain shareholder loans in connection with its initial public offering, the Company has not paid any dividends on its capital stock.

      In the fourth quarter of 1999, in connection with the acquisition of the shares of a company and as a partial payment of the purchase price, the Company issued 19,537 shares of its common stock valued at approximately $900,000. The shares were issued at $46.06 per share.

      In the fourth quarter of 1999, the Company issued 93,032 shares of its common stock to owners of companies Lason had previously acquired as additional consideration for the achievement of certain target levels of financial performance after the respective acquisition. The shares were issued at per share prices ranging from $31.68 to $45.30, for an aggregate value of approximately $3,026,500.

      The issuance of the securities described in the two prior paragraphs was exempt from registration under the Securities Act of 1933 by virtue of Section 4 (2) thereof as transactions not involving a public offering.

ITEM 6.	SELECTED FINANCIAL DATA

      The following table sets forth selected consolidated financial data of the Company and includes the financial results of M-R since June 30, 1999, the date the acquisition was completed using the purchase method of accounting. The selected consolidated financial data presented below have been derived from the Company’s consolidated financial statements which have been audited by PricewaterhouseCoopers, LLP as described in their report thereon and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in this Form 10-K.

	Year Ended December 31,

	1999	1998	1997	1996	1995

Revenue, net of postage	$479,594	$258,782	$112,099	$69,937	$46,605

Net income (loss) from continuing operations	(10,842)	18,044	8,427	3,731	2,014

Earnings (loss) per share from continuing operations:

Basic	(0.65)	1.42	0.87	0.59	0.35

Diluted	(0.65)	1.33	0.84	0.55	0.33

Working capital	60,861	39,925	29,839	16,653	5,141

Total assets	836,432	431,685	177,899	78,546	37,309

Long term debt, less current portion	138,750	—	—	—	11,500

Revolving credit line borrowings	134,000	59,000	13,550	4,101	7,277

Total stockholders’ equity(1)	419,522	284,938	131,545	57,006	9,214

(1)	Includes the net proceeds from an initial public offering and redemption of shares of common stock during the fourth quarter of 1996 and the net proceeds from secondary offerings of shares of common stock in the third quarters of both 1998 and 1997. Also included are the shares of common stock issued in connection with the acquisition of M-R.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      Lason is a leading provider of information management services. The Company’s strategy is to process information in the following ways: (1) To provide integrated solutions that capture information across a variety of formats; (2) to manage information through database development; (3) to manage information through electronic storage and retrieval services; and (4) to disseminate information through hardcopy output, print on demand and electronic formats.

      Lason’s capability to capture, manage and output information includes both traditional and digital services that support customer migration to new technologies including internal-based applications.

E-Commerce

      Lason’s e-business represents the services and products the Company provides that are initially transacted via the internet or web. These offerings can be delivered in either a land based or electronic mode. The Company’s e-commerce business will be transacted via the Company’s worldwide portal, called Lason Exchange. By using Lason Exchange, the Company’s customers will be able to order products and services directly via the web without having to interface with the Company’s employees. This will improve the delivery of services and products to the Company’s customers, while reducing the Company’s cost of sales and distribution. Products initially targeted for Lason Exchange include equipment and supplies for document imaging, digital reprographics, digital print and the Company’s internal office supply requirements.

      In December 1999, the Company announced that it’s Board of Directors had authorized the engagement of investment bankers to explore the spin-off, or other means, to capitalize on Lason’s existing e-commerce business. After a thorough review of Lason’s strategy in this area which included consulting with its external technical and financial advisors, Lason has reconfirmed that these e-commerce offerings are important to its integrated approach of providing full service solutions to the information management needs of its customers. Accordingly, Lason has decided not to spin-off these high potential areas as separate entities but will continue to build this business through internal growth and through strategic partnering.

Acquisitions

      Since 1995, the Company has acquired a significant number of businesses. The information management industry is highly fragmented, consisting of a large number of small companies providing limited service offerings. An important element of the Company’s growth strategy to date has been to selectively make acquisitions of companies with complementary technologies or customer bases to consolidate its position as a provider of comprehensive information management services across a broad geographic area. However, as part of the Company’s restructuring, management has now shifted its focus away from acquisitions and has accelerated the integration of its businesses to enhance the Company’s future profitability. Accordingly, business acquisitions are not expected to be a significant part of the Company’s growth and operating strategy going forward.

Results of Operations — Year Ended December 31, 1999 Compared With Year Ended December 31, 1998

      Consolidated net revenues increased 85% to $479.6 million for the year ended December 31, 1999 from $258.8 million in 1998. Approximately $209.5 million of the increase was due to acquisitions and approximately $11.3 million was due to growth in the Company’s existing business, excluding the results of discontinued operations. Revenue growth from the Company’s existing business was negatively affected by a slow down in fourth quarter sales largely the result of delays in certain integrated systems sales due to customer Y2K concerns, several contracts not reaching expected revenue estimates and the performance of discontinued operations and other operations to be sold or eliminated.

      Gross profit increased to $153.3 million for the year ended December 31, 1999 from $90.3 million in 1998 primarily due to an increase in net revenues. Gross profit as a percentage of net revenues was 32% in 1999 compared to 35% in 1998. The lower gross profit percentage in 1999 is primarily the result of the effects caused by lower sales at certain business units that have relatively fixed production costs.

      Selling, general and administrative expenses increased $64.6 million to $115.8 million in 1999 from $51.2 million in 1998. Approximately $42.3 million was due to selling, general and administrative expenses of acquired companies. The remaining increase was due to personnel, systems and other corporate overhead expenses associated with managing a larger consolidated organization. Selling, general and administrative expenses as a percentage of net revenues were 24% in 1999 versus 20% in 1998.

      Amortization of intangibles increased $9.9 million to $15.5 million for the year ended December 31, 1999 from $5.6 million in 1998. The increase is due to acquisitions completed in 1999, of which amortization related to the M-R merger accounted for approximately $2.2 million during the second half of 1999. In addition, approximately $1.2 million of the amortization increase was due to recording the aggregate additional purchase price resulting from acquired businesses achieving their targeted operating income or other measure during the year.

      On June 30, 1999, the Company completed its merger with M-R Group plc (“M-R”), a leading document and data management company headquartered in the United Kingdom. In connection with the M-R merger, the Company recorded a $7.8 million pre tax restructuring charge during the second quarter of 1999 for costs associated with discontinued leases, the consolidation of facilities, severance and other related expenses for Lason facilities which were to be closed or consolidated with M-R facilities. For businesses that have had facilities closed or consolidated with other facilities, the tangible assets to be disposed of have been written down to their estimated fair value, less cost of disposal. In addition, as a result of the consolidation of approximately 21 facilities, approximately 423 employees have been separated from the Company as of December 31, 1999.

      In the fourth quarter of 1999, management completed a thorough review of its operations and approved a restructuring plan to make the Company more efficient and to lower overall costs. These decisions resulted in the Company recording a one-time pre tax charge to operations of $14.9 million in the fourth quarter of 1999. The charge consisted of severance costs ($1.7 million), facility closure and exit costs related primarily to discontinued leases ($11.6 million) and equipment write-downs ($1.6 million). The restructuring plan calls for the consolidation of facilities and operations, the closure of facilities, and the streamlining of the administrative support functions.

      In December 1999, Lason announced its intention to discontinue, by sale or exit from the market, its activities providing traditional litigation support, software development and other analog services. Those services are no longer consistent with Lason’s long-term growth strategy as they are largely analog and are expected to have slow long-term growth. The businesses to be discontinued consist of nine litigation copy businesses, an offset print business, a digital graphics business and the software development business that was acquired as part of the M-R acquisition in 1999. The results of operations of these businesses have been classified as discontinued operations in the Company’s consolidated financial statements. Combined, these businesses had net revenue of approximately $33.0 million for the year ended December 31, 1999 compared to approximately $21.0 million in 1998. The discontinued operations reported a net loss of approximately $4.3 million in 1999 and net income of $191,000 in 1998. The significant decrease in net income for these businesses in 1999 primarily relates to operating losses sustained by the offset print business and the operating loss of the software development business acquired as part of the M-R transaction. The net assets of the discontinued businesses primarily consist of accounts receivable and goodwill, and have been segregated as net assets of discontinued operations, net of allowance for estimated loss on disposal, in the Company’s consolidated balance sheet as of December 31, 1999. The Company has engaged brokers and is actively marketing these businesses. Management estimates that the Company will incur a net loss of approximately $21.1 million, including an estimated tax benefit of $11.3 million, on the disposal of these businesses. The estimated loss on disposal includes the write down of goodwill totaling approximately $34.1 million. Management anticipates that the sale or exit from these businesses will be completed during 2000.

      Net interest expense was $11.1 million in 1999 versus $3.4 million in 1998. The increase primarily is due to higher average debt balances outstanding resulting from significant business acquisitions partially offset by the effects of lower average borrowing rates during 1999.

      The majority of the Company’s goodwill amortization expense is not deductible for federal income tax purposes. As a result, the Company has recorded an income tax benefit of $1.0 million on a loss of $11.9 million from continuing operations in 1999.

Results of Operations — Year Ended December 31, 1998 Compared With Year Ended December 31, 1997

      Consolidated net revenues increased 131% to $258.8 million for the year ended December 31, 1998 from $112.1 million in 1997. Approximately $128.2 million of the increase was due to acquisitions and approximately $18.5 million was due to growth in the Company’s existing businesses excluding the results of discontinued operations. The majority of the internal growth came from the image and data capture and data management business, and was partially offset by the effects of certain discontinued services.

      Gross profit increased to $90.3 million for the year ended December 31, 1998 from $36.2 million in 1997 primarily due to an increase in net revenues. Gross profit as a percentage of net revenues was 35% for the year ended December 31, 1998 compared to 32% in 1997.

      Selling, general and administrative expenses increased $31.6 million to $51.2 million for the year ended December 31, 1998 from $19.6 million in 1997. Approximately $22.8 million of the increase was selling, general and administrative expenses of acquired companies. The remaining increase was primarily due to personnel, systems and other corporate overhead expenses associated with managing a larger consolidated organization. Selling, general and administrative expenses as a percentage of net revenues were 20% in 1998 versus 18% in 1997.

      Amortization of intangibles increased to $5.6 million for the year ended December 31, 1998 from $2.3 million in 1997 primarily due to an increase in goodwill related to business acquisitions completed in 1998.

      Net interest expense was $3.4 million for the year ended December 31, 1998 compared to $869,000 in 1997. The increase is primarily due to higher average borrowing balances resulting from borrowings used to fund business acquisitions in 1998.

      Revenue from discontinued operations was $21.0 million in 1998 compared to $8.2 million in 1997. Approximately $6.0 million of the increase was due to businesses acquired in 1998. The remaining increase was due to higher net revenue from the discontinued offset business, not acquired until the fourth quarter of 1997. Net income of discontinued operations was $191,000 in 1998 compared to $643,000 in 1997.

Liquidity and Capital Resources

      The Company has funded its operations and acquisitions through a combination of cash from operations, bank borrowings and the issuance of shares of common stock.

      Cash provided by operating activities was $12.7 million for the year ended December 31, 1999 compared to $8.9 million and $3.4 million in 1998 and 1997, respectively. The year over year increase is largely due to higher net income before non-cash charges and faster accounts receivable turnover, partially offset by a decrease in accounts payable and other short-term liabilities.

      Cash used in investing activities totaled $203.2 million, $176.4 million and $68.3 million for the years ended December 31, 1999, 1998 and 1997, respectively, and was primarily used to fund the acquisition of businesses and to invest in capital assets. Cash used for acquisitions totaled $163.4 million in 1999 compared to $149.7 million in 1998 and $57.3 million in 1997. Cash used to invest in capital equipment and software development activities totaled $41.6 million in 1999 compared to $26.3 million and $11.8 million in 1998 and 1997, respectively. During 1999, 1998 and 1997, the Company invested approximately $7.0 million, $4.6 million and $1.4 million, respectively, in the development and implementation of computer software primarily to support the Company’s global information processing needs. The increase in 1999 is largely attributed to costs associated with the Company’s Y2K compliance program, development of a virtual private network and installation and implementation of new company-wide accounting and human resources information management systems during the year.

      Cash provided by financing activities was $198.7 million in 1999 compared to $165.8 million in 1998 and $67.7 million in 1997. In 1999, cash was provided primarily by borrowings from the Company’s revolving credit line and term loan which were used to fund business acquisitions and for general working capital purposes. Also during 1999 the Company repaid $18.6 million of short-term promissory notes relating to certain business acquisitions the Company completed in the fourth quarter of 1998.

Credit Agreement Borrowings

      During 1999, the Company amended and restated its credit agreement with its lenders. The amended credit agreement has a revolving credit facility of $150 million, which the Company may increase up to $250 million, subject to certain limitations. The Company supplemented this credit agreement in December 1999 with a $25 million expansion to the revolving credit facility which expires March 30, 2000. A portion of the revolving credit facility of up to $50 million is available to the Company for borrowings in Euro, British pound sterling, Canadian dollars and other freely traded currencies to be agreed upon with the lenders. The amendment to the credit agreement also added a term loan facility of $150 million. The Company is required to begin quarterly principal and interest payments on the term loan commencing May 31, 2000, with final maturity on both loan portions in 2004. Borrowings under the credit agreement will be used to finance the additional purchase price for certain acquisitions, working capital, capital expenditures and other corporate purposes. Borrowings under the credit agreement are collateralized by guarantees of certain of the Company’s subsidiaries, as well as pledges of the capital stock of certain subsidiaries. Interest on amounts outstanding is calculated based on interest rates determined at the time of borrowing. Borrowings bear interest at rates ranging from Eurodollar rate plus a maximum of 2.00% (7.93% at March 22, 2000) or a base rate plus a maximum of 0.50% (9.50% at March 22, 2000), at the Company’s election at the time of borrowing. The credit agreement contains restrictions on acquisitions, dispositions of assets and the incurrence of other liabilities and certain financial ratio covenants. At December 31, 1999, the Company was in violation of certain of its financial ratio covenants. On December 31, 1999, the lenders waived these covenant violations.

      On March 30, 2000, the Company amended its Credit agreement with its lenders. The amendment increased the revolving credit facility from $150 million to $175 million, which may be further increased up to $185 million. As of March 22, 2000, $317.4 million was borrowed under the credit agreement.

Future Capital Needs

      The Company’s ability to obtain cash adequate to fund its needs depends generally on the results of its operations and the availability of financing. Management believes that cash flow from operations, in conjunction with borrowings from its existing and any future credit agreement, will be sufficient to meet debt services requirements and fund capital expenditures in the future. However, there can be no assurance in this regard or that the terms available for any future financing, if required, would be favorable to the Company.

      In addition to its operational needs, the Company has cash requirements related to additional purchase price payments (the “Payments”) to be made, contingent upon certain targets being achieved, in connection with prior acquisitions. The maximum amount of the Payments, if any, that could be paid over a period of twenty seven months from December 31, 1999 totals approximately $217.7 million. It is anticipated that the actual amount of the Payments will be less than the maximum amount. The ability of the Company to make the Payments is dependent on the availability of financing, and there can be no assurance that future financing will be available or that the terms of any future financing will be favorable to the Company. See Note 5 of the Notes to Consolidated Financial Statements

Year 2000

      Lason has not experienced any significant Year 2000 related disruptions to its operations. The costs of the Company’s Year 2000 program were expensed as incurred except for capitalizable replacement hardware and computer software. Year 2000 program costs incurred in 2000 are not expected to be material.

Inflation

      Certain of the Company’s expenses, such as wages and benefits, occupancy costs, and equipment repair and replacement, are subject to normal inflation. Supplies, such as paper and related products, can be subject to significant price fluctuations. Although the Company has generally been able to substantially offset any such cost increases through increased operating efficiencies, there can be no assurance that the Company will be able to offset any future cost increases through similar efficiencies or increased charges for its products and services.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Lason has exposure to interest rate risk on its obligations outstanding under the existing credit agreement, which bear interest at a variable rate. Based on the Company’s outstanding balance under the credit agreement on December 31, 1999 of approximately $284.0 million, a one-percent increase or decrease in interest rates would decrease or increase, respectively, the Company’s pre-tax earnings and operating cash flows by approximately $2.8 million on an annualized basis.

      Due to Lason’s operations outside of the United States, the Company experiences foreign currency exchange gains and losses. Fluctuations between the United States dollar and other currencies may adversely affect Lason’s results of operations. While the Company may engage in foreign currency hedging transactions in the future which may moderate the overall effect of such currency rate fluctuations, the Company will be affected by such fluctuations, and there is no assurance that the Company will be successful in any hedging activities. Also, there is no assurance that such exchange rate fluctuations will not cause significant fluctuations in the Company’s results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

      The financial statements and supplemental financial information included in this report are set forth on the Index to Financial Statements and Financial Statement Schedules included in this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

A.  DIRECTORS

      Reported under the caption “Information about Nominees and Incumbent Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2000 Proxy Statement, herein incorporated by reference.

B.  EXECUTIVE OFFICERS

      Reported in Part 1 pursuant to General Instruction G to Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

      Reported under the caption “Executive Compensation” in the Company’s 2000 Proxy Statement, herein incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Reported under the caption “Questions and Answers” and “Security Ownership of Management” in the Company’s 2000 Proxy Statement, herein incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Reported under the caption “Certain Transactions With Management” in the Company’s 2000 Proxy Statement, herein incorporated by reference.

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

    (3) Exhibits

      The following exhibits are filed as part of this report as required by Item 601 of Regulation S-K. The exhibits marked with an asterisk are management contracts and compensatory plans are arrangements required to be filed as exhibits to this report.

Exhibit No.	Description

2.9	Agreement of Purchase and Sale of Stock dated July 17, 1997 between Lason and Image Conversion Systems, Inc.(2)
2.10	Asset Purchase Agreement dated November 25, 1997 between Lason and VIP Imaging, Inc.(3)
2.11	Stock Purchase Agreement dated February 12, 1998 with respect to the acquisition of Racom Corporation and its affiliates by Lason.(4)
2.12	Asset Purchase Agreement dated March 5, 1998 between Lason and API Systems, Inc.(5)
2.13	Agreement for the Purchase and Sale of Stock dated July 24, 1998 between Lason and Consolidated Reprographics.(6)
2.15	Transaction Agreement between Lason and M-R Group plc dated March 25, 1999.(9)
2.16	Amendment Agreement between Lason and M-R Group plc dated April 30, 1999.(9)
2.17	Amendment Agreement between Lason and M-R Group plc dated May 13, 1999.(9)
3.1	Form of Amended and Restated Certificate of Incorporation of the Company.(1)
3.2	Form of Revised Amended and Restated Bylaws.(7)
4.1	Form of Certificate representing Common Stock of the Company.(1)
4.3	Third Amended and Restated Credit Agreement dated as of August 16, 1999 among the Company, the Lenders named therein, Bank One, Michigan as administrative agent, and Comerica Bank, as syndication agent.(10)
4.4	Second Amendment to Third Amended and Restated Credit Agreement †
10.5	Registration Agreement dated January 17, 1995 by and among the Company and the 1995 Stockholders.(1)
10.9*	Offer of employment dated April 30, 1996 from Lason Systems, Inc. to Mr. Rauwerdink.(1)
10.10*	Offer of employment dated June 12, 1996 from Lason Systems, Inc. to Mr. Jablonski.(1)
10.11*	1995 Stock Option Plan of the Company.(1)
10.17*	1996 Lason Management Bonus Plan.(1)
10.18*	Lason Systems, Inc. 401(k) Profit Sharing Plan & Trust.(1)
10.19*	Amendments to Lason Systems, Inc. 401(k) Profit Sharing Plan & Trust.(1)

Exhibit No.	Description

10.20	Lease Agreement dated as of September 3, 1985 by and between Lason Systems, Inc. and Mart Associates, as amended.(1)
10.24*	Employment Agreement of Gary L. Monroe dated June 1, 1999.(10)
10.25*	Amended and Restated Secured Promissory Note, dated as of June 5, 1999 — Gary L. Monroe.(10)
10.26*	Amended and Restated Pledge and Security Agreement dated June 5, 1999 — Gary L. Monroe.(10)
10.27*	Amended and Restated Secured Promissory Note, dated as of June 5, 1999 — William J. Rauwerdink.(10)
10.28*	Amended and Restated Pledge and Security Agreement dated June 5, 1999 — William J. Rauwerdink.(10)
10.29*	Amended and Restated Secured Promissory Note, dated as of June 5, 1999 — John R. Messinger.(10)
10.30*	Amended and Restated Pledge and Security Agreement dated June 5, 1999 — John R. Messinger.(10)
10.42*	1998 Equity Participation Plan of Lason, Inc.(8)
10.43*	Employment Agreement of John R. Messinger dated April 27, 1999.(9)
21.1	Subsidiaries of the Company†
23.1	Consent of PricewaterhouseCoopers LLP†
23.2	Consent of Deloitte & Touche LLP†
24.1	Powers of attorney†
27.1	Financial Data Schedule†
27.2	Financial Data Schedule. (12/31/98 — Restated)†
27.3	Financial Data Schedule (12/31/97 — Restated)†
99.	Auditor’s Report of Deloitte & Touche LLP†

†      Filed herewith.

(1)	Incorporated herein by reference to registrant’s Form S-1 filed on October 7, 1996, Commission File No. 333-09799.

(2)	Incorporated herein by reference to registrant’s Form 8-K filed on August 4, 1997, Commission File No. 0-21407.

(3)	Incorporated herein by reference to registrant’s Form 8-K filed on December 10, 1997, Commission File No. 0-21407.

(4)	Incorporated herein by reference to registrant’s Form 8-K filed on March 17, 1998, Commission File No. 0-21407.

(5)	Incorporated herein by reference to registrant’s Form 8-K filed on March 20, 1998, Commission File No. 0-21407.

(6)	Incorporated herein by reference to registrant’s Form S-1 filed on July 30, 1998, Commission File No. 333-60143.

(7)	Incorporated herein by reference to registrant’s Form 10-Q filed on May 15, 1998, Commission File No. 0-21407.

(8)	Incorporated herein by reference to registrant’s 1998 proxy statement, Appendix A, filed on April 28, 1998, Commission File No. 0-21407.

(9)	Incorporated herein by reference to Registrant’s Form 10-Q filed on May 17, 1999, Commission File No. 0-21407.

(10)	Incorporated herein by reference to Registrant’s Form 10-Q filed on August 16, 1999, Commission File No. 0-21407.

B.  Reports on Form 8-K

      On January 5, 2000, the Company filed a Form 8-K, disclosing in Item 5 the nature of certain complaints filed against the Company. Such complaints are discussed further in Item 3 of this Form 10-K.

      On January 19, 2000, the Company filed a Form 8-K, disclosing in Item 5 that the Company had taken certain actions which required a change to the purchase method of accounting for the acquisition of M-R Group plc.

LASON, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

Financial Statements:

Consolidated Balance Sheets as of December 31, 1999 and 1998	F-1

Consolidated Statements of Operations and Comprehensive Income for each of the years ended December 31, 1999, 1998 and 1997	F-2

Consolidated Statements of Stockholders’ Equity for each of the years ended December 31, 1999, 1998 and 1997	F-3

Consolidated Statements of Cash Flows for each of the years ended December 31, 1999, 1998 and 1997	F-4

Notes to consolidated financial statements	F-5 to F-21

Other Financial Information:

Report of independent accountants	F-22

Financial Statement Schedule:

I. Condensed financial information of registrant	S-1 to S-3

All other schedules are omitted as not applicable or the information is included in the consolidated financial statements or notes thereto.

LASON, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for shares)

	December 31,

	1999	1998

ASSETS

Cash and cash equivalents	$9,753	$1,315

Accounts receivable (net of allowance for doubtful accounts of $13,675 and $6,194)	117,760	86,073

Supplies	13,181	10,144

Deferred income taxes	5,861	—

Net assets of discontinued operations	18,682	—

Prepaid expense and other	27,541	16,028

Total current assets	192,778	113,560

Computer equipment and software	28,515	14,890

Production and office equipment	74,108	48,855

Leasehold improvements	13,155	6,333

Other	12,013	1,352

	127,791	71,430

Less: accumulated depreciation	(21,689)	(9,765)

Net property and equipment	106,102	61,665

Deferred income taxes	207	—

Goodwill (net of accumulated amortization of $23,277 and $9,235)	509,255	241,710

Other intangibles (net of accumulated amortization of $3,630 and $1,005)	19,891	10,690

Employee loans receivable	3,168	1,698

Other	5,031	2,362

Total assets	$836,432	$431,685

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accrued expenses	$47,575	$13,466

Accounts payable	27,816	17,332

Notes payable	294	18,906

Acquisition-related obligations	16,580	7,235

Accrued restructuring expenses	13,310	—

Customer deposits	6,079	6,015

Deferred income taxes	—	918

Current portion of term loan	11,250	—

Other	9,013	9,763

Total current liabilities	131,917	73,635

Revolving credit line borrowings	134,000	59,000

Term loan	138,750	—

Deferred income taxes	1,299	2,101

Convertible debentures	3,034	1,169

Other	7,910	10,842

Total liabilities	416,910	146,747

Stockholders’ Equity

Common Stock, $.01 par value; 100,000,000 and 20,000,000 shares authorized, 18,986,910 and 15,378,375 shares issued and outstanding, 698,712 and 686,865 shares held in escrow	182	146

Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued and outstanding	—	—

Additional paid-in capital	421,544	252,479

Accumulated other comprehensive income	7,314	—

Treasury stock	(5,541)	—

Retained earnings (deficit)	(3,977)	32,313

Total stockholders’ equity	419,522	284,938

Total liabilities and stockholders’ equity	$836,432	$431,685

The accompanying Notes are an integral part of the consolidated financial statements.

LASON, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except for per share amounts)

	Year Ended December 31,

	1999	1998	1997

Revenue (net of postage of $70,368, $59,820 and $42,444 for the years ended December 31, 1999, 1998 and 1997)	$479,594	$258,782	$112,099

Cost of revenues	326,275	168,465	75,937

Gross profit	153,319	90,317	36,162

Selling, general and administrative expenses	115,810	51,224	19,619

Compensatory stock option expense	218	279	221

Amortization of intangibles	15,470	5,599	2,327

Restructuring expenses	22,621	—	—

Income (loss) from operations	(800)	33,215	13,995

Net interest expense	11,072	3,391	869

Income (loss) from continuing operations before income taxes	(11,872)	29,824	13,126

Provision (benefit) for income taxes	(1,030)	11,780	4,699

Net income (loss) from continuing operations	(10,842)	18,044	8,427

Income (loss) from discontinued operations, net of tax	(4,334)	191	643

Estimated loss on disposal of discontinued operations, net of tax	(21,114)	—	—

Net income (loss)	$(36,290)	$18,235	$9,070

Other comprehensive income:

Foreign currency translation adjustments	7,314	—	—

Comprehensive income (loss)	$(28,976)	$18,235	$9,070

Basic earnings per share:

Net income (loss) from continuing operations	$(0.65)	$1.42	$0.87

Net income (loss) from discontinued operations	(0.26)	0.02	0.06

Estimated net loss on disposal of discontinued operations	(1.28)	—	—

Net income (loss)	$(2.19)	$1.44	$0.93

Diluted earnings per share:

Net income (loss) from continuing operations	$(0.65)	$1.33	$0.84

Net income (loss) from discontinued operations	(0.26)	0.02	0.06

Estimated net loss on disposal of discontinued operations	(1.28)	—	—

Net income (loss)	$(2.19)	$1.35	$0.90

The accompanying Notes are an integral part of the consolidated financial statements.

LASON, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 1999, 1998 and 1997
(In thousands, except for shares)

					Accumulated
	Common Stock		Additional		Other	Retained
			Paid-in	Treasury	Comprehensive	Earnings
	Shares	Amount	Capital	Stock	Income	(Deficit)	Total

Balances at December 31, 1996	8,610,246	$86	$51,912	$—	$—	$5,008	$57,006

Net income	—	—	—	—	—	9,070	9,070

Issuance of shares of common stock	2,457,620	25	58,044	—	—	—	58,069

Compensatory stock option expense	—	—	221	—	—	—	221

Issuance of shares of common stock for acquisitions	338,250	2	6,046	—	—	—	6,048

Employee stock options exercised	231,524	2	1,129	—	—	—	1,131

Balances at December 31, 1997	11,637,640	115	117,352	—	—	14,078	131,545

Net income	—	—	—	—	—	18,235	18,235

Issuance of shares of common stock	2,925,000	29	129,829	—	—	—	129,858

Compensatory stock option expense	—	—	279	—	—	—	279

Issuance of shares of common stock for acquisitions	696,453	1	2,815	—	—	—	2,816

Employee stock options exercised	119,282	1	2,204	—	—	—	2,205

Balances at December 31, 1998	15,378,375	146	252,479	—	—	32,313	284,938

Net loss	—	—	—	—	—	(36,290)	(36,290)

Issuance of shares of common stock for acquisitions	3,544,416	35	167,423	(5,541)	—	—	161,917

Employee stock options exercised	64,119	1	1,424	—	—	—	1,425

Compensatory stock option expense	—	—	218	—	—	—	218

Foreign currency translation adjustments	—	—	—	—	7,314	—	7,314

Balances at December 31, 1999	18,986,910	$182	$421,544	$(5,541)	$7,314	$(3,977)	$419,522

The accompanying Notes are an integral part of the consolidated financial statements.

LASON, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,

	1999	1998	1997

Cash flows from operating activities:

Net income (loss)	$(36,290)	$18,235	$9,070

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Estimated loss on disposal of discontinued operations, net of tax	21,114	—	—

Restructuring expenses	14,793	—	—

Depreciation and amortization	33,390	12,415	4,941

Compensatory stock option expense	218	279	221

Loss (gain) on disposal of fixed assets	1,519	152	(256)

Deferred income taxes	(7,684)	1,233	1,761

Changes in operating assets and liabilities net of effects from acquisitions:

Accounts receivable	(3,961)	(21,181)	(7,120)

Supplies	(1,460)	(776)	(1,119)

Prepaid expenses and other	652	(2,905)	(3,571)

Accounts payable	(3,243)	920	(1,073)

Customer deposits	(180)	649	(896)

Accrued expenses and other liabilities	(6,205)	(100)	1,478

Cash flows provided by operating activities	12,663	8,921	3,436

Cash flows from investing activities:

Payments for acquistion of businesses, net of cash acquired	(163,424)	(149,711)	(57,274)

Additions to fixed assets and software development costs	(41,601)	(26,325)	(11,799)

Proceeds from sales of fixed assets	1,450	173	820

Other, net	400	(509)	—

Net cash used in investing activities	(203,175)	(176,372)	(68,253)

Cash flows from financing activities:

Borrowings on revolving line of credit	411,668	483,951	137,793

Repayments on revolving line of credit	(336,668)	(438,500)	(128,344)

Borrowings on term loan	150,000	—	—

Net proceeds from issuance of shares of common stock	—	129,858	58,069

Repayments of notes payable	(18,636)	(6,478)	—

Proceeds from exercise of employee stock options	1,101	572	145

Principal payments on lease liabilities and other debt	(5,028)	(2,366)	—

Financing costs	(2,323)	(1,121)	—

Other, net	(1,454)	(75)	—

Net cash provided by financing activities	198,660	165,841	67,663

Effect of exchange rate changes on cash and cash equivalents	290	—	—

Net increase (decrease) in cash and cash equivalents	8,438	(1,610)	2,846

Cash and cash equivalents at beginning of year	1,315	2,925	79

Cash and cash equivalents at end of year	$9,753	$1,315	$2,925

Supplemental disclosure of cash flow information cash paid during the year for:

Interest	$11,666	$5,117	$1,139

Income taxes	8,176	10,190	3,693

The accompanying Notes are an integral part of the consolidated financial statements.

LASON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  ORGANIZATION

      Lason, Inc. (together with its subsidiaries, “Lason” or the “Company”), a Delaware corporation, was incorporated on January 5, 1995. The Company’s initial equity was comprised of $10 million of Class B common stock and approximately $1 million of Class A-1 common stock. The Company contributed the capital to Lason Acquisition Corporation, a non-operating wholly-owned subsidiary. On January 17, 1995, the cash, in addition to $21 million of bank borrowings, was used to acquire the assets and assume certain liabilities of Lason Systems, Inc. (“Predecessor”) and provide working capital. Subsequent to the acquisition, Lason Acquisition Corporation changed its name to Lason Systems, Inc. and continued the business operations of the Predecessor. In October 1996, the Company completed an initial public offering of 3,450,000 shares of common stock for net proceeds of $53.0 million, after deducting underwriting discounts and other offering expenses. The net proceeds were primarily used to repay amounts then outstanding under the Company’s credit agreement and to redeem shares of common stock held by the Company’s largest shareholder.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

      The Company provides integrated information outsourcing for image and data capture, data management and output processing services. These services include high-volume optical and digital printing, facility management operations at customer sites, converting inputs into digital formats, database management, and direct mailing, among others. The Company primarily serves customers in the commercial, healthcare, financial services and professional services industries. No single customer accounts for more than 10% of the total consolidated net revenues in 1999.

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

Revenue Recognition

      Revenues are recorded when the services are provided. Revenues are presented in the consolidated statements of income net of postage where the cost of such postage is passed through to the customer.

Cash Equivalents

      The Company classifies as cash and cash equivalents amounts on deposit with banks and cash invested temporarily in various instruments with maturities of three months or less at the time of purchase.

Supplies

      Supplies are valued at cost, which approximates market, with cost determined using the first-in, first-out method.

LASON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

      The Company capitalizes direct internal and external costs associated with the development of technological systems, primarily computer software, to meet the needs of its customers. Such costs, which are included in other intangible assets, are amortized using a straight-line method over the lesser of five years or the economic life of the related services. In addition, the Company capitalizes certain direct internal and external costs associated with upgrading and enhancing its information systems to support its global information processing needs. Capitalization of such costs begins when the preliminary planning stage for each project is completed and management has formally authorized its funding, and ends when the project is substantially complete. These costs are amortized using a straight-line method over five years. Research and development costs and other computer software and hardware maintenance and training costs are charged to expense as incurred.

      Annually, the Company evaluates the carrying value of intangible assets to determine if there has been an impairment in value. The methodology used for this evaluation includes a review of annual operating performance, along with a review of anticipated results for future years. The Company determined that there had been no impairment in the net carrying amount of intangible assets as of December 31, 1999.

Fair Value of Financial Instruments

      Statements of Financial Accounting Standards (“SFAS”) No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosures about the fair value of financial instruments whether or not such instruments are recognized in the balance sheet. Due to the short-term nature of the Company’s financial instruments, other than debt, fair values are not materially different from their carrying values. Based on the borrowing rates available to the Company for similar variable-rate debt, the carrying value of debt approximated fair value as of December 31, 1999 and 1998.

Earnings Per Share

      Basic earnings per share are computed by dividing net income available to common shareholders from continuing operations by the weighted average common shares outstanding.

LASON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      The following table presents a reconciliation of the denominator (weighted average common shares outstanding) for the basic and diluted earnings per share calculations for the years ended December 31, 1999, 1998 and 1997 (in thousands):

	Year Ended December 31,

	1999	1998	1997

Weighted average shares outstanding — Basic	16,561	12,704	9,704

Effect of Dilutive Securities Contingently issuable shares of common stock	—	447	24

Potential shares of common stock from debentures and stock options outstanding	—	390	307

Weighted average shares outstanding — Diluted	16,561	13,541	10,035

      The weighted average common shares and common share equivalents outstanding used to compute the dilutive effect of common stock options outstanding was computed using the treasury stock method prescribed by SFAS No. 128. During the year ended December 31, 1999, the effects of contingently issuable shares of common stock and potential shares of common stock from debentures and stock options outstanding are not included in the denominator for diluted earnings per share, as such effects would be antidilutive.

Foreign Currency Translation

      The assets and liabilities of foreign operations are translated into United States dollars using period-end exchange rates, while statements of operations are translated using average exchange rates during the periods. Differences arising from the translation of assets and liabilities in comparison with the translation of previous periods are included as a separate component of stockholders’ equity.

NOTE 3.  DISCONTINUED OPERATIONS

      In December 1999, Lason announced its intention to discontinue, by sale or exit from the market, its activities providing traditional litigation support, software development and other analog services. Those services are no longer consistent with Lason’s long-term growth strategy as they are largely analog and are expected to have slow long-term growth. The businesses to be discontinued consist of nine litigation copy businesses, an offset print business, a digital graphics business and the software development business that was acquired as part of the M-R acquisition in 1999. The results of operations of these businesses have been classified as discontinued operations in the accompanying consolidated financial statements.

LASON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      Following is summary financial information for the Company’s discontinued operations (in thousands):

	Year Ended December 31,

	1999	1998	1997

Revenues, net	$33,034	$20,974	$8,238

Cost of revenues	23,945	12,684	4,909

Gross profit	9,089	8,290	3,329

Selling, general & administrative expenses	11,438	6,008	1,745

Amortization of intangibles	1,071	431	150

Income (loss) from operations	(3,420)	1,851	1,434

Net interest expense	2,818	1,538	380

Income (loss) from discontinued operations before income taxes	(6,238)	313	1,054

Provision (benefit) for income taxes	(1,904)	122	411

Net income (loss) from discontinued operations	(4,334)	191	643

Estimated loss on disposal of discontinued operations, net of income tax benefit of $11,347	(21,114)	—	—

Net income (loss) from discontinued operations	$(25,448)	$191	$643

      Net loss from discontinued operations includes interest costs totaling $2.8 million, $1.5 million and $380,000 for the years ended December 31, 1999, 1998 and 1997, respectively, which was allocated based on the ratio of net assets to be discontinued to total consolidated net assets. The net assets of the discontinued businesses primarily consist of accounts receivable and goodwill, and have been segregated as net assets of discontinued operations, net of allowance for estimated loss on disposal, in the accompanying consolidated balance sheet as of December 31, 1999.

      The Company has engaged brokers and is actively marketing these businesses. Management estimates that the Company will incur a net loss of approximately $21.1 million, including an estimated tax benefit of $11.3 million, on the disposal of these businesses. The estimated loss on disposal includes a write down of goodwill totaling $34.1 million.

NOTE 4.  RESTRUCTURING

      On June 30, 1999, the Company completed its merger with M-R Group plc (“M-R”), a leading document and data management company headquartered in the United Kingdom. In connection with the M-R merger, the Company recorded a $7.8 million pre tax restructuring charge during the second quarter of 1999 for costs associated with discontinued leases, the consolidation of facilities, severance and other related expenses for Lason facilities which were to be closed or consolidated with M-R facilities. For businesses that have had facilities closed or consolidated with other facilities, the tangible assets to be disposed of have been written down to their estimated fair value, less cost of disposal. In addition, as a result of the consolidation of approximately 21 facilities, approximately 423 employees have been separated from the Company as of December 31, 1999.

      In the fourth quarter of 1999, management completed a thorough review of its operations and approved a restructuring plan to make the Company more efficient and to lower overall costs. These decisions resulted in the Company recording a one-time pre tax charge to operations of $14.9 million in the fourth quarter of 1999. The charge consists of severance, facility closure and exit costs related primarily to discontinued leases and equipment write downs. The restructuring plan calls for the consolidation of facilities and operations, the closure of facilities, and the streamlining of the administrative support functions.

LASON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      A summary of the accrued restructuring expense for the year ended December 31, 1999 follows (in thousands):

	Restructuring	1999	Accrual at
	Expense	Activity	December 31, 1999

Severance	$5,389	$(3,766)	$1,623

Facility closure	13,260	(1,609)	11,651

Other	686	(650)	36

Accrual	19,335	(6,025)	13,310

Equipment writedown to estimated recovery	3,286	(1,853)	1,433

Totals	$22,621	$(7,878)	$14,743

NOTE 5.  ACQUISITIONS

      In connection with the M-R merger, the Company issued 3,071,863 new shares of its common stock valued at approximately $152.4 million in exchange for all of the outstanding common stock of M-R, including 47,222 shares issued in connection with the settlement of certain M-R stock options (the “Executive Options”). Pursuant to the merger agreement, M-R shareholders received 5.376 new shares of Lason common stock for every 100 M-R shares held.

      In connection with the Executive Options, M-R previously established a trust that purchased shares of M-R common stock on the open market. Such shares were to be issued to employees upon exercise of their respective individual stock options, and were converted into approximately 112,000 shares of Lason common stock as part of the aforementioned 3,071,863 shares of Lason common stock issued. The June 30, 1999 value of the 112,000 shares of common stock issued is recorded as treasury stock in the Company’s consolidated financial statements.

      Effective with the completion of the transaction, the acquisition of M-R was presented for financial reporting purposes using the pooling of interests method of accounting. However, in December 1999, Lason took certain actions which require the acquisition to be presented in the accompanying consolidated financial statements using the purchase method of accounting.

      From June 1995 through December 31, 1999, the Company, through certain of its subsidiaries, completed the acquisition of either substantially all of the assets or all the stock ownership interest in a substantial number of companies in addition to M-R. Significant acquisitions completed in 1999 included the following:

      In January 1999, the Company acquired 100% of the common stock of Vetri Systems, Inc. and its affiliate Vetri Software India, Ltd. for $21.3 million in cash and 66,698 shares of the Company’s common stock valued at approximately $3.7 million on the date of the transaction. The shares of the common stock are being held in escrow as collateral to indemnify the Company if contingencies set forth in the purchase agreement occur within 24 months from the date of acquisition. Additionally, $750,000 of the aggregate cash will be paid only if certain contingencies are met.

      In April 1999, the Company purchased 100% of the common stock of MSCI, Inc. for $10.8 million in cash, of which $1.0 million will be paid only if certain contingencies are met. Also in April 1999, the Company purchased 100% of the stock of Crest Information Technologies, Inc. for $8.8 million in cash and 68,922 shares of the Company’s common stock valued at approximately $3.0 million. A total of 34,284 shares of common stock valued at $1.5 million are being held in escrow as collateral to indemnify the Company if contingencies set forth in the purchase agreement occur within 24 months from the date of acquisition.

LASON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      In May 1999, the Company acquired 100% of the common stock of Marketing Associates, Inc. for $10.4 million in cash and 29,109 shares of the Company’s common stock valued at approximately $1.1 million on the date of the transaction. The shares of the common stock are being held in escrow as collateral to indemnify the Company if contingencies set forth in the purchase agreement occur within 24 months from the date of acquisition.

      In August 1999, the Company acquired 100% of the common stock of Addressing Services, Inc. for $16.6 million in cash and 62,004 shares of the Company’s common stock valued at approximately $2.9 million on the date of the transaction. The shares of the common stock are being held in escrow as collateral to indemnify the Company if contingencies set forth in the purchase agreement occur within 24 months from the date of acquisition.

      In October 1999, the Company acquired 100% of the common stock of ACE Reprographics, Inc. for $10.3 million in cash, of which approximately $1.0 million will be paid only if certain contingencies are met.

      During 1999, the Company acquired either all of the outstanding common stock or substantially all of the assets of several additional entities, the most significant of which were: MSI Digital Imaging Solutions, Inc., Bonner & Moore Computing Company, a division of Bonner & Moore Associates, Inc., the Texas division of Compex Legal Services, Cover-All Computer Holdings Company and its affiliates, and Atlantic Document Centers, Inc.

      Aggregate purchase price for all acquisitions completed in 1999, excluding liabilities assumed, was approximately $299.7 million, consisting of approximately $129.9 million in cash, 3,396,743 shares of the Company’s common stock valued at approximately $167.9 million and debentures convertible into 32,532 shares of the Company’s common stock valued at approximately $1.9 million at the date of acquisition.

      Approximately $1.7 million in cash and 290,242 shares of the Company’s common stock valued at approximately $13.9 million were placed in escrow to indemnify the Company if contingencies set forth in the purchase agreements occur within specified time frames ranging from 12 to 24 months from the date of the respective acquisitions. In addition, $5.9 million of the aggregate cash will be paid only if certain contingencies are met. Finally, certain of the purchase agreements provide for an increase to the purchase price if operating income of the acquired business exceeds targeted levels. The maximum amount of additional purchase price which may be recorded over the next twenty-seven months should such targets be achieved for all acquisitions is approximately $217.7 million of which approximately $124.8 million relates to acquisitions completed in 1999. Purchase price contingencies, if any, will be recorded as an adjustment to the purchase price when the related contingency is resolved.

      With the exception of shares issued for the M-R acquisition, shares of common stock issued or to be issued in connection with the acquisitions are generally subject to lock-up agreements ranging from 12 to 24 months. The lock-up agreements restrict the owners’ ability to sell the shares of common stock.

      Each of the acquisitions was accounted for as a purchase. The results of operations for the year ended December 31, 1999 include the results of operations for each of the acquired companies since the date of their respective acquisition.

      The non-contingent portion of the purchase price was allocated to the assets acquired and liabilities assumed based on the related fair values at the date of acquisition. The excess of the aggregate purchase price over the fair values of assets acquired and liabilities assumed has been allocated to goodwill and is being amortized on a straight-line method over 30 years. The allocation of the excess purchase price is based on preliminary estimates and assumptions, and is subject to revision upon final determination of the fair market value of the net assets acquired. Management does not expect the final allocations to differ materially from the preliminary estimates.

LASON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      In conjunction with acquisitions completed in 1999 and 1998, liabilities assumed and other noncash consideration was as follows (in thousands):

	1999	1998

Fair value of assets acquired	$85,501	$65,670

Goodwill	247,207	140,399

Cash and common stock held in escrow	15,630	25,499

Cash paid in consideration for companies acquired, net of cash acquired	(117,982)	(139,383)

Common stock issued in consideration for companies acquired	(167,867)	(25,672)

Promissory notes issued in consideration for companies acquired	—	(18,643)

Convertible debentures issued in consideration for companies acquired	(1,865)	(1,169)

Treasury shares assumed	5,541	—

Liabilities assumed	$66,165	$46,701

      The following table summarizes pro forma unaudited results of operations as if each of the acquisitions completed during 1999 had occurred at the beginning of each year presented (in thousands, except per share amounts):

	Year Ended December 31,

	1999	1998

	(unaudited)

Revenues from continuing operations	$579,084	$499,870

Income (loss) from continuing operations before income taxes	(5,886)	39,614

Net income (loss) from continuing operations	(7,251)	23,918

Basic earnings (loss) per share from continuing operations	$(0.40)	$1.51

Diluted earnings (loss) per share from continuing operations	(0.40)	1.41

NOTE 6.  LONG-TERM DEBT

      During 1999, the Company amended and restated its credit agreement with its lenders. Borrowings under the amended credit agreement are expected to be used to finance the additional purchase price for certain acquisitions, working capital, capital expenditures and other corporate purposes. Such borrowings are collateralized by guarantees of certain of the Company’s subsidiaries, as well as pledges of the capital stock of certain subsidiaries. Interest on amounts outstanding is calculated based on interest rates determined at the time of borrowing. Borrowings bear interest at rates ranging from a Eurodollar rate plus a maximum of 2.00% (8.48% as of December 31, 1999) or a base percentage rate plus a maximum of 0.50% (9.0% at December 31, 1999), at the Company’s election at the time of borrowing. The credit agreement contains restrictions on acquisitions, disposition of assets, and the incurrence of other liabilities and contains certain financial ratio covenants. At December 31, 1999 the Company was in violation of certain of its financial ratio covenants. On December 31, 1999, the lenders waived these covenant violations.

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

LASON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      The amendment to the credit agreement also added a term loan facility of $150 million. Quarterly principal payments commence May 2000, with final maturity August 2004, as follows (in thousands):

2000	$11,250

2001	20,625

2002	35,625

2003	52,500

2004	30,000

Total	150,000

Less current portion	(11,250)

Long term portion	$138,750

      In December of 1999, the Company entered into a supplemental credit agreement (the “Bridge Loan”) providing for unsecured revolving credit loans up to $25 million. The Bridge Loan expires March 30, 2000 and may be used to finance acquisitions, working capital, and for other corporate purposes. Interest terms are the same as for the amended credit agreement. No balance was outstanding under the Bridge Loan at December 31, 1999.

      On March 30, 2000, the Company amended its credit agreement with its lenders. The amendment increased the revolving credit facility from $150 million to $175 million which may be further increased to $185 million.

NOTE 7.  STOCKHOLDERS’ EQUITY

      In August 1998, the Company sold 2,925,000 shares of its common stock for net proceeds of approximately $129.9 million, after deducting underwriting discounts and other offering expenses. In August 1997, the Company sold 2,457,620 shares of its common stock for net proceeds of approximately $58.0 million, after deducting underwriting discounts and other offering expenses. The net proceeds from each of these offerings were used to repay debt then outstanding under the Company’s credit agreement, which was primarily incurred to fund business acquisitions, and for general corporate purposes.

NOTE 8.  INCOME TAXES

      The domestic and foreign components of income (loss) from continuing operations before income taxes is as follows (in thousands):

	Year Ended December 31,

	1999	1998	1997

Domestic	$(18,328)	$28,996	$13,126

Foreign	6,456	828	—

Income (loss) from continuing operations before income taxes	$(11,872)	$29,824	$13,126

LASON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      The components of the consolidated income tax provision (benefit) related to continuing operations are as follows (in thousands):

	Year Ended December 31,

	1999	1998	1997

Current provision

Federal	$3,448	$9,582	$2,641

State	359	617	297

Foreign	2,847	348	—

Total current provision	6,654	10,547	2,938

Deferred provision (benefit)

Federal	(7,353)	1,112	1,684

State	(721)	121	77

Foreign	390	—	—

Total deferred provision (benefit)	(7,684)	1,233	1,761

Total income tax provision (benefit)	$(1,030)	$11,780	$4,699

      The following tables provide a reconciliation of the Company’s resulting income tax provision (benefit) to the statutory federal income tax (in thousands):

	Year Ended December 31,

	1999	1998	1997

Federal statutory tax	$(4,155)	$10,438	$4,594

State & local income tax	(235)	472	228

Foreign tax	972	58	—

Goodwill	2,113	830	211

Meals & entertainment	250	106	48

Other	25	(124)	(382)

Total income tax provision (benefit)	$(1,030)	$11,780	$4,699

LASON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      Deferred income taxes represent the net tax effects of temporary differences between the carrying value amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax return purposes. Significant components of the Company’s deferred federal income tax assets and liabilities are as follows (in thousands):

	December 31,

	1999	1998

Deferred tax assets related to:

Goodwill	$1,344	$315

Allowance for doubtful accounts	2,000	2,654

Restructuring accrual	5,339	—

Deferred revenue	2,296	—

Net operating loss carryforwards	1,134	—

Foreign tax credit carryforwards	720	—

Accrued expenses	828	461

Other	835	8

Total deferred tax assets	$14,496	$3,438

Deferred tax liabilities related to:

Prepaid expenses	$2,308	$3,360

Supplies	—	835

Depreciation and amortization	6,697	1,471

Intangible assets	553	554

Other	169	237

Total deferred tax liabilities	$9,727	$6,457

      The Company has unremitted earnings from the United Kingdom and Canada. Accordingly, potential withholding tax of approximately $409,000 on these undistributed earnings has not been recorded as of December 31, 1999. The Company has domestic net operating loss and foreign tax credit carryforwards of approximately $2.8 million and approximately $720,000, respectively, which will expire in 2019 and 2004, respectively. The United Kingdom net operating loss is approximately $395,000 which will carryforward indefinitely.

NOTE 9.  STOCK OPTION PLANS

      SFAS No. 123, Accounting for Stock Based Compensation , requires disclosure regarding employee stock options and encourages companies to recognize compensation expense for stock-based awards based on the fair value of such awards on the date of grant. Alternatively, companies may continue to account for such transactions under Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees, provided that disclosures are made regarding the net income and earnings per share impact as if the value recognition and measurement criteria of SFAS No. 123 had been adopted. The Company has elected to continue to account for employee stock options under APB No. 25.

      The Company’s 1998 Equity Participation Plan (the “1998 Plan”) was adopted by the Board of Directors and approved by the Company’s shareholders in May 1998. A committee composed of non-employee members of the Board of Directors administers the 1998 Plan. Officers, consultants and employees and non-employee directors are eligible to participate in the 1998 Plan. Under the 1998 Plan, as amended, the Company may grant up to 1,400,000 shares of common stock.

      The Company’s 1995 stock option plan (the “1995 Plan”) was adopted by the Board of Directors and approved by the Company’s shareholders in January 1995. A committee composed of non-employee members

LASON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

of the Board of Directors determines which key employees will participate in the 1995 Plan. Under the 1995 Plan, the Company may grant up to 1,000,000 shares of common stock.

      Options generally vest over a period which ranges from three to five years from the date of grant. Each option’s maximum term is generally 10 years from the grant date for options granted under the 1998 Plan and 7 years from the grant date for options granted under the 1995 Plan.

      Had compensation expense for the Company’s stock option plans been determined based on the fair value at the grant dates for awards, consistent with the provisions of SFAS No. 123, the Company’s income (loss) from continuing operations and the related earnings per share would have been reduced to the pro forma amounts as follows (in thousands, except per share amounts):

	Year Ended December 31,

	1999	1998	1997

Net income (loss) from continuing operations

As reported	$(10,842)	$18,044	$8,427

Pro forma	(15,335)	14,648	7,516
Basic earnings (loss) per share

As reported	$(0.65)	$1.42	$0.87

Pro forma	(0.93)	1.15	0.77
Diluted earnings (loss) per share

As reported	$(0.65)	$1.33	$0.84

Pro forma	(0.93)	1.08	0.75

      For purposes of computing the pro forma amounts above, the fair value of each option granted was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively: dividend yield of 0.0 percent for all three years; expected volatility of 73 percent, 54 percent and 59 percent, respectively; risk-free interest rates of 5.19 percent, 5.55 percent and 6.12 percent, respectively; and expected lives of 3.60 years, 3.75 years and 4.17 years, respectively.

      A summary of the status of the Company’s stock option plans is as follows for each of the years ended December 31:

	1999		1998		1997

		Weighted-Average		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	1,325,686	$29.00	663,318	$11.14	755,243	$5.33

Granted Price = fair value	276,075	38.67	802,450	40.08	167,996	23.66

Exercised	(55,383)	15.86	(119,282)	4.79	(231,524)	0.66

Cancelled	(80,251)	34.43	(20,800)	21.90	(28,397)	16.90

Outstanding at end of year	1,466,127	31.07	1,325,686	29.00	663,318	11.14

Options exercisable at end of year	493,523		258,947		262,413

Weighted-average fair value of options granted	$22.23		$18.02		$12.00

LASON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      The following table summarizes information about stock options outstanding as of December 31, 1999:

	Number	Weighted-Average		Number
Ranges of	Outstanding	Remaining	Weighted-Average	Exercisable	Weighted-Average
Exercise Price	At 12/31/99	Contractual Life	Exercise Price	At 12/31/99	Exercise Price

$0.40 - $19.50	373,415	3.40	$8.67	287,590	$6.36
19.51 - 40.00	295,112	5.77	30.90	39,054	27.91
40.01 - 40.50	646,025	6.22	40.50	158,788	40.50
40.51 - 58.19	151,575	7.20	46.42	8,091	49.28

	1,466,127	5.51	31.07	493,523	19.76

      Under terms of the merger agreement, certain M-R stock options (the “Staff Options”) were exchanged for options to receive 39,540 shares of Lason common stock, calculated at an exchange ratio of 5.376 shares of Lason common stock for each 100 M-R options held. The Staff Options must be exercised on or before June 29, 2000 or the options expire. A total of 8,736 of such shares were issued from the date of acquisition through December 31, 1999.

NOTE 10.  EMPLOYEE BENEFIT PLAN

      The Company has a 401 (k) profit-sharing plan and trust (the “Plan”). Each employee who is 21 years of age or older who has worked for the Company for twelve months and performed 1,000 hours of service or, has an adjusted service date with the equivalent or greater term of service, is eligible to participate in the Plan. Eligible participants may contribute not less than 2 percent and up to 15 percent of their pre tax compensation to the Plan. The Plan is contributory and the Company, at its discretion, can match up to 33 percent of eligible participant contributions not to exceed 9 percent of the participant’s earnings. The Company’s match contribution for the years ended December 31, 1999, 1998 and 1997 totaled approximately $1.5 million, $459,000 and $337,000, respectively.

NOTE 11.  LEASE COMMITMENTS

      The Company has various operating lease agreements related primarily to equipment and buildings. As of December 31, 1999, future minimum rental payments required under noncancelable operating leases with initial or remaining lease terms in excess of one year are as follows (in thousands):

2000	$19,452

2001	16,782

2002	13,572

2003	10,152

2004	8,055

Total	$68,013

      In addition, the Company has a number of equipment leases that are on a month-to-month basis.

      Total rent expense for the years ended December 31, 1999, 1998 and 1997 was approximately $18.4 million, $12.4 million and $9.2 million, respectively.

LASON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      The Company also has a number of assets recorded under capital leases and these consist of (in thousands):

Production/ Office equipment and vehicles	$14,405

Less: Accumulated depreciation	(5,419)

Total	$8,986

      The minimum capital lease payments for the five years subsequent to 1999 and in aggregate are (in thousands):

2000	$4,695

2001	3,173

2002	2,221

2003	1,260

2004 and thereafter	246

Net minimum lease payments	11,595

Less: Amounts representing interest	(1,784)

Present value of net minimum lease payments under capital lease	$9,811

      The amounts disclosed above include leases related to discontinued operations because the lease obligations for those businesses had not been terminated as of December 31, 1999.

NOTE 12.  SEGMENT AND RELATED INFORMATION

      SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, was issued in June 1997 and is effective for financial statements issued after December 15, 1998. The statement requires the Company to report certain information about its operating segments.

      For years prior to 1998, the Company was managed as one operating segment. Beginning in 1998, the Company’s reportable segments consist of groups of business units that are organized geographically. Each of the Company’s geographic regions has a separate management team and infrastructure and offers different combinations of the Company’s services. Additionally, a group of units in the United States providing certain data management services are managed as a separate segment with a separate management team, regardless of geographic location.

      The accounting policies of the reportable segments are the same as those described in Note 2. The Company evaluates the performance of its operating segments based on income from continuing operations before income taxes, interest income and interest expense. Intersegment sales and transfers are not significant.

LASON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      The following table presents summarized financial information for the Company’s reportable segments (in thousands). The “Other” balances include corporate related items, results of insignificant operations and, as it relates to segment profit (loss), income and expenses not allocated to reportable segments. Total “other” assets for 1999 also includes the investment in discontinued operations. The international segment includes the United Kingdom and Canada. The International and Data Management segments are shown separately due to quantitative thresholds under SFAS No. 131 being met in 1999; prior periods have been restated accordingly. Additionally, prior periods have been restated for the reallocation of certain business units among regions during 1999.

		Segment	Total	Capital	Depreciation and
	Revenue	Profit (loss)	Assets	Expeditures	Amortization

1999

Midwest	$11,894	$1,609	$13,698	$404	$717

Central	111,084	(748)	107,277	9,791	7,047

Northeast	75,296	2,567	122,845	8,101	3,977

Southeast	63,586	6,971	100,789	2,244	3,474

Southwest	51,225	4,754	67,716	4,604	3,791

West	69,927	11,056	109,584	3,389	4,139

Data Management	53,102	2,355	62,108	5,472	3,373

International	56,017	8,194	174,892	3,441	4,286

Other	(12,537)	(48,630)	77,523	(2,719)	2,586

Total	$479,594	$(11,872)	$836,432	$34,727	$33,390

1998

Midwest	$3,033	$700	$—	$—	$59

Central	95,440	10,878	86,933	14,079	4,049

Northeast	50,950	9,261	107,245	1,296	1,577

Southeast	25,262	3,505	37,405	993	1,350

Southwest	36,454	7,754	56,143	1,579	1,036

West	37,996	9,159	68,984	3,550	1,983

Data Management	5,387	1,944	16,349	86	97

International	2,897	828	12,674	—	111

Other	1,363	(14,205)	45,952	—	2,153

Total	$258,782	$29,824	$431,685	$21,583	$12,415

1997

Midwest	$1,365	$442	$—	$—	$14

Central	84,643	19,193	64,432	10,178	2,349

Northeast	13,429	1,750	38,474	65	436

Southeast	10,575	1,043	20,806	324	712

Southwest	—	—	—	—	—

West	2,572	823	21,088	—	108

Data Management	—	—	—	—	—

International	—	—	—	—	—

Other	(485)	(10,125)	33,099	(168)	1,322

Total	$112,099	$13,126	$177,899	$10,399	$4,941

LASON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      The following table presents the details of “Other” segment profit (loss) (in thousands):

	Year Ended December 31,

	1999	1998	1997

Net interest expense	$(10,268)	$(3,076)	$(830)

Corporate expenses not allocated to operating segments and other	(36,259)	(9,711)	(8,008)

Amortization of intangibles not allocated to operating segments	(1,885)	(1,139)	(1,066)

Compensatory stock option expense	(218)	(279)	(221)

TOTAL	$(48,630)	$(14,205)	$(10,125)

      The following table presents the details of “Other” total assets (in thousands):

	December 31,

	1999	1998	1997

Net goodwill not allocated to operating segments	$26,888	$29,900	$17,351

Net other intangible assets not allocated to operating segments	9,426	5,931	4,578

Net investment in discontinued operations	18,682	—	—

Other corporate assets not allocated to operating segments	22,527	10,121	11,170

TOTAL	$77,523	$45,952	$33,099

      As of December 31, 1999, the Company had fixed assets totaling $26.1 million in all foreign countries combined. Amounts were not material prior to 1999.

NOTE 13.  RELATED PARTY TRANSACTIONS

      Certain members of management are indebted to the Company pursuant to the terms of ten-year collateralized promissory notes dated June 5, 1998, which provide for extensions of credit up to a maximum aggregate principal amount of $6.6 million. The terms of the notes provide that funds may be advanced to these employees on the date of execution of the notes and on each of the three anniversary dates thereafter and/or on other defined dates.

      Generally, the notes are collateralized by each employee’s unexercised stock options granted on May 29, 1998, and any of the Company’s common stock acquired upon exercise of such options. Advances under a note will be forgiven in the event of a change in control of the Company. Interest accrues under each note at the applicable federal rate. As of December 31, 1999, $3.2 million was due to the Company pursuant to these notes.

      The Company purchases printing services from a company owned by the wife of a director of the Company. For the years ended December 31, 1999, 1998 and 1997, the Company paid approximately $3.6 million, $2.7 million and $1.7 million, respectively, for such printing services. In December 1997, the Company sold certain assets to this company and recognized a gain on the sale of approximately $183,000.

      The Company leases property and a building from a general partnership in which one of the Company’s directors is the managing partner and 33.33 percent owner. Another director of the Company owns 33.33 percent of such partnership and is one of its partners. The Company paid $163,800, $163,800 and $150,150 in rent to that partnership for the years ended December 31, 1999, 1998 and 1997, respectively.

      The Company leases certain equipment from a company in which a director is a 50 percent owner and its president. For the years ended December 31, 1999, 1998 and 1997, the Company paid $106,900, $120,300 and $116,500, respectively, in rent for such operating leases.

LASON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      The Company believes that all the above transactions were on terms that were reasonable and competitive. Additional transactions of the nature described may take place in the ordinary course of business in the future.

NOTE 14.  COMMITMENTS AND CONTINGENCIES

      On December 21, 1999 and various dates thereafter, several individuals filed complaints against the Company and certain executive officers in various United States District Courts. The complaints purport to be brought as class actions on behalf of purchasers of shares of the Company’s common stock during periods ranging from August 14, 1998 through December 17, 1999. The complaints generally allege that the Company and certain of its officers made public statements containing material omissions or misrepresentations which created the misleading impression that the Company’s revenues and earnings were on target with market forecasts and consequently artificially inflated the market price of the shares of the Company’s common stock. The complaints allege violations of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and one complaint alleges violations of the Securities Act of 1933. The complaints seek unspecified damages allegedly incurred as a result of the decline in the market price of shares of the Company’s common stock after the Company announced on December 17, 1999 that it expected lower fourth quarter earnings per share compared with concensus analysts’ estimates.

      These actions are in a preliminary stage. However, the Company believes, based on the advice of external legal counsel, that it and the named officers have substantial defenses to the plaintiffs’ claims, and the Company intends to vigorously defend these claims. While the final resolution of this litigation cannot be presently determined, management does not believe it will have a material adverse effect on the Company’s business, or on future consolidated financial results, although such adverse effect could be possible.

      Various other claims have been made against the Company in the normal course of business. Management believes that none of those legal proceedings will have a material adverse effect on the Company’s business, financial condition or results of operations.

LASON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Concluded

NOTE 15.  SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

      The following is a summary of unaudited quarterly results of operations for each quarter of 1999 and 1998 (in thousands, except for per share amounts). As discussed in Note 2, the acquisition of M-R is accounted for under the purchase method of accounting for all periods presented. As shown below, amounts have been restated from those quarterly results previously reported to present the decision in December 1999 to discontinue certain operations. See Note 3.

	1999 Quarters				1998 Quarters

	1st	2nd	3rd	4th	1st	2nd	3rd	4th

Net revenue, as previously reported	$106,162	$119,393	$148,885	$138,188	$46,566	$62,636	$77,934	$92,620

Less net revenues of discontinued operations	7,704	8,785	8,384	8,161	4,376	5,013	5,929	5,656

Net revenue, as reported herein	$98,458	$110,608	$140,501	$130,027	$42,190	$57,623	$72,005	$86,964

Gross profit, as previously reported	$37,884	$42,765	$57,226	$24,533	$16,755	$22,122	$27,032	$32,698

Less gross profit of discontinued operations	3,126	3,040	2,146	777	1,691	1,904	2,378	2,317

Gross profit, as reported herein	$34,758	$39,725	$55,080	$23,756	$15,064	$20,218	$24,654	$30,381

Net income (loss) from continuing operations as previously reported	$6,788	$(980)	$8,202	$(29,186)	$3,466	$3,840	$4,770	$6,159

Net (income) loss from discontinued operations	(304)	171	1,257	3,210	160	(115)	(102)	(134)

Net income (loss) from continuing operations as reported herein	$6,484	$(809)	$9,459	$(25,976)	$3,626	$3,725	$4,668	$6,025

Net income (loss)	$6,788	$(980)	$8,202	$(50,300)	$3,466	$3,840	$4,770	$6,159

Basic earnings per share:

Net income (loss) from continuing operations	$0.44	$(0.05)	$0.53	$(1.43)	$0.31	$0.32	$0.36	$0.41

Net income (loss)	0.46	(0.07)	0.46	(2.78)	0.30	0.33	0.37	0.42

Diluted earnings per share:

Net income (loss) from continuing operations	$0.41	$(0.05)	$0.50	$(1.43)	$0.30	$0.30	$0.34	$0.38

Net income (loss)	0.43	(0.07)	0.43	(2.78)	0.29	0.31	0.35	0.39

      The net loss in the fourth quarter of 1999 is primarily attributable to the estimated loss on disposal of discontinued operations (pretax $32.4 million — see Note 3) and the restructuring expense ($14.9 million — see Note 4) both of which were recorded in the fourth quarter.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Lason, Inc.

      In our opinion, based on our audits and the report of other auditors, the consolidated financial statements listed in the accompanying index in Item 14(A) of this Form 10-K present fairly, in all material respects, the financial position of Lason, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, based on our audits and the report of other auditors, the financial statement schedule listed in the accompanying index in Item 14(A) of this Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of M-R Group plc., a wholly-owned subsidiary, acquired by the Company on June 30, 1999, as of December 31, and June 30, 1999, and for the six months ended December 31, 1999, which statements reflect total assets of $182.9 million as of December 31, 1999, and total revenues of $40.2 million, for the six month period ended December 31, 1999. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for M-R Group plc., is based solely on the report of the other auditors. We conducted our audits of the consolidated financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Detroit, Michigan

March 30, 2000

SCHEDULE I

LASON, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS
(In thousands)

	As of December 31,

	1999	1998

Assets

Investment in subsidiaries	$417,070	$282,701

Deferred tax asset	350	459

Other	1,956	1,632

Total assets	$419,376	$284,792

Liabilities

Total liabilities	—	—

Stockholders’ Equity

Common stock	$182	$146

Additional paid in capital	421,544	252,479

Accumulated other comprehensive income	7,314	—

Treasury stock	(5,541)	—

Retained earnings	(4,123)	32,167

Total stockholders’ equity	419,376	284,792

Total liabilities and stockholders’ equity	$419,376	$284,792

SCHEDULE I

LASON, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF OPERATIONS
(In thousands)

	Year Ended December 31,

	1999	1998	1997

Revenue	$—	$—	$—

Operating Expenses

Compensatory stock option expense	218	279	221

Operating loss	(218)	(279)	(221)

Equity in net income of subsidiaries	(36,181)	18,416	9,219

Income before taxes	(36,399)	18,137	8,998

Income tax benefit	109	(98)	(72)

Net Income	$(36,290)	$18,235	$9,070

SCHEDULE I

LASON, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,

	1999	1998	1997

Net Cash Used in Operating Activities	$—	$—	$—

Cash Flows from Investment Activities

Investment in subsidiaries	(1,425)	(130,430)	(65,248)

Net cash used in investing activities	(1,425)	(130,430)	(65,248)

Cash Flows from Financing Activities

Issuance of shares of common stock	—	129,858	65,103

Proceeds from exercise of employee stock options	1,425	572	145

Net cash provided by financing activities	1,425	130,430	65,248

Change in cash	—	—	—

Cash at beginning of year	—	—	—

Cash at end of year	$—	$—	$—

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

William J. Rauwerdink
Executive Vice President and
Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated:

Signature	Title	Date

/s/ GARY L. MONROE Gary L. Monroe	Chief Executive Officer, Chairman of the Board, (Principal Executive Officer) and Director	March 30, 2000
/s/ WILLIAM J. RAUWERDINK William J. Rauwerdink	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer) and Director	March 30, 2000
/s/ JOHN R. MESSINGER John R. Messinger	President and Chief Operating Officer	March 30, 2000
/s/ FARIBORZ GHADAR Fariborz Ghadar	Director	March 30, 2000
/s/ ALLEN J. NESBITT Allen J. Nesbitt	Director	March 30, 2000
/s/ JOSEPH P. NOLAN Joseph P. Nolan	Director	March 30, 2000
/s/ MICHAEL T. WILLIS Michael T. Willis	Director	March 30, 2000
/s/ ROBERT A. YANOVER Robert A. Yanover	Director	March 30, 2000
*By: /s/ WILLIAM J. RAUWERDINK William J. Rauwerdink, Attorney-in-Fact

EXHIBIT INDEX

      The following exhibits are filed as part of this report as required by Item 601 of Regulation S-K. The exhibits marked with an asterisk are management contracts and compensatory plans required to be filed as exhibits to this report.

Exhibit No.	Description

2.9	Agreement of Purchase and Sale of Stock dated July 17, 1997 between Lason and Image Conversion Systems, Inc.(2)
2.10	Asset Purchase Agreement dated November 25, 1997 between Lason and VIP Imaging, Inc.(3)
2.11	Stock Purchase Agreement dated February 12, 1998 with respect to the acquisition of Racom Corporation and its affiliates by Lason.(4)
2.12	Asset Purchase Agreement dated March 5, 1998 between Lason and API Systems, Inc.(5)
2.13	Agreement for the Purchase and Sale of Stock dated July 24, 1998 between Lason and Consolidated Reprographics.(6)
2.15	Transaction Agreement between Lason and M-R Group plc dated March 25, 1999.(9)
2.16	Amendment Agreement between Lason and M-R Group plc dated April 30, 1999.(9)
2.17	Amendment Agreement between Lason and M-R Group plc dated May 13, 1999.(9)
3.1	Form of Amended and Restated Certificate of Incorporation of the Company.(1)
3.2	Form of Revised Amended and Restated Bylaws.(7)
4.1	Form of Certificate representing Common Stock of the Company.(1)
4.3	Third Amended and Restated Credit Agreement dated as of August 16, 1999 among the Company, the Lenders named therein, Bank One, Michigan as administrative agent, and Comerica Bank, as syndication agent.(10)
4.4	Second Amendment to Third Amended and Restated Credit Agreement †
10.5	Registration Agreement dated January 17, 1995 by and among the Company and the 1995 Stockholders.(1)
10.9*	Offer of employment dated April 30, 1996 from Lason Systems, Inc. to Mr. Rauwerdink.(1)
10.10*	Offer of employment dated June 12, 1996 from Lason Systems, Inc. to Mr. Jablonski.(1)
10.11*	1995 Stock Option Plan of the Company.(1)
10.17*	1996 Lason Management Bonus Plan.(1)
10.18*	Lason Systems, Inc. 401(k) Profit Sharing Plan & Trust.(1)
10.19*	Amendments to Lason Systems, Inc. 401(k) Profit Sharing Plan & Trust.(1)
10.20	Lease Agreement dated as of September 3, 1985 by and between Lason Systems, Inc. and Mart Associates, as amended.(1)
10.24*	Employment Agreement of Gary L. Monroe dated June 1, 1999.(10)
10.25*	Amended and Restated Secured Promissory Note, dated as of June 5, 1999 — Gary L. Monroe.(10)
10.26*	Amended and Restated Pledge and Security Agreement dated June 5, 1999 — Gary L. Monroe.(10)
10.27*	Amended and Restated Secured Promissory Note, dated as of June 5, 1999 — William J. Rauwerdink.(10)
10.28*	Amended and Restated Pledge and Security Agreement dated June 5, 1999 — William J. Rauwerdink.(10)
10.29*	Amended and Restated Secured Promissory Note, dated as of June 5, 1999 — John R. Messinger.(10)

E-1

Exhibit No.	Description

10.30*	Amended and Restated Pledge and Security Agreement dated June 5, 1999 — John R. Messinger.(10)
10.42*	1998 Equity Participation Plan of Lason, Inc.(8)
10.43*	Employment Agreement of John R. Messinger dated April 27, 1999.(9)
21.1	Subsidiaries of the Company†
23.1	Consent of PricewaterhouseCoopers LLP†
23.2	Consent of Deloitte & Touche LLP†
24.1	Powers of attorney†
27.1	Financial Data Schedule†
27.2	Financial Data Schedule. (12/31/98 — Restated)†
27.3	Financial Data Schedule (12/31/97 — Restated)†
99.	Auditor’s Report of Deloitte & Touche LLP†

†      Filed herewith.

(1)	Incorporated herein by reference to registrant’s Form S-1 filed on October 7, 1996, Commission File No. 333-09799.

(2)	Incorporated herein by reference to registrant’s Form 8-K filed on August 4, 1997, Commission File No. 0-21407.

(3)	Incorporated herein by reference to registrant’s Form 8-K filed on December 10, 1997, Commission File No. 0-21407.

(4)	Incorporated herein by reference to registrant’s Form 8-K filed on March 17, 1998, Commission File No. 0-21407.

(5)	Incorporated herein by reference to registrant’s Form 8-K filed on March 20, 1998, Commission File No. 0-21407.

(6)	Incorporated herein by reference to registrant’s Form S-1 filed on July 30, 1998, Commission File No. 333-60143.

(7)	Incorporated herein by reference to registrant’s Form 10-Q filed on May 15, 1998, Commission File No. 0-21407.

(8)	Incorporated herein by reference to registrant’s 1998 proxy statement, Appendix A, filed on April 28, 1998, Commission File No. 0-21407.

(9)	Incorporated herein by reference to Registrant’s Form 10-Q filed on May 17, 1999, Commission File No. 0-21407.

(10)	Incorporated herein by reference to Registrant’s Form 10-Q filed on August 16, 1999, Commission File No. 0-21407.

E-2