Form 10-Q
period 2000-03-31
LASON INC
filed 2000-05-15
CIK 1020616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]     No [   ]

     As of May 11, 2000, 19,480,058 shares of Common Stock, $.01 par value were outstanding.

LASON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for shares)

	March 31,	December 31,
	2000	1999

	(Unaudited)

ASSETS

Cash and cash equivalents	$7,172	$9,753

Accounts receivable (net)	119,525	117,760

Supplies	13,216	13,181

Deferred income taxes	5,726	5,861

Net assets of discontinued operations	18,682	18,682

Prepaid expenses and other	29,409	27,541

Total current assets	193,730	192,778

Property and equipment (net)	108,914	106,102

Intangible assets (net)	556,207	529,146

Employee loans receivable	3,168	3,168

Deferred income taxes	1,534	207

Other	4,704	5,031

Total assets	$868,257	$836,432

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accrued expenses	$35,399	$47,575

Accounts payable	29,892	27,816

Notes payable	281	294

Acquisition-related obligations	15,202	16,580

Accrued restructuring expenses	12,174	13,310

Customer deposits	6,672	6,079

Revolving credit line borrowings	170,000	—

Term loan	150,000	—

Current portion of term loan	—	11,250

Other	13,404	9,013

Total current liabilities	433,024	131,917

Revolving credit line borrowings	—	134,000

Term loan	—	138,750

Deferred income taxes	3,574	1,299

Convertible debentures	3,034	3,034

Other	6,464	7,910

Total liabilities	446,096	416,910

STOCKHOLDERS’ EQUITY

Common stock, $.01 par value; 100,000,000 shares authorized, 19,316,614 and 18,986,910 shares issued and outstanding, 569,330 and 698,712 shares held in escrow	186	182

Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued and outstanding	—	—

Additional paid-in capital	431,703	421,544

Retained deficit	(9,831)	(3,977)

Treasury stock (at cost)	(5,541)	(5,541)

Accumulated other comprehensive income	5,644	7,314

Total stockholders’ equity	422,161	419,522

Total liabilities and stockholders’ equity	$868,257	$836,432

The accompanying Notes are an integral part of the condensed consolidated financial statements.

LASON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,

	2000	1999

Revenues, net of postage	$140,443	$98,458

Cost of revenues	101,050	63,700

Gross profit	39,393	34,758

Selling, general and administrative expenses	34,312	19,945

Compensatory stock option expense	—	72

Amortization of intangibles	5,419	2,377

Income (loss) from operations	(338)	12,364

Net interest expense	5,481	1,531

Income (loss) from continuing operations before income taxes	(5,819)	10,833

Provision (benefit) for income taxes	(1,063)	4,349

Net income (loss) from continuing operations	(4,756)	6,484

Income (loss) from discontinued operations, net of tax	(1,098)	304

Net income (loss)	(5,854)	6,788

Other comprehensive income:

Foreign currency translation adjustments	(1,670)	—

Comprehensive income	$(7,524)	$6,788

Basic earnings per share:

Net income (loss) from continuing operations	$(0.26)	$0.44

Net income (loss) from discontinued operations	(0.06)	0.02

Net income (loss)	$(0.32)	$0.46

Diluted earnings per share:

Net income (loss) from continuing operations	$(0.26)	$0.41

Net income (loss) from discontinued operations	(0.06)	0.02

Net income (loss)	$(0.32)	$0.43

The accompanying Notes are an integral part of the condensed consolidated financial statements.

LASON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2000	1999

Cash Flows Provided By Operating Activities	$4,249	$3,395

Cash Flows From Investing Activities:

Payments for the acquisition of businesses	(31,244)	(54,368)

Additions to fixed assets and software development costs	(9,443)	(7,066)

Other, net	(636)	—

Net cash used in investing activities	(41,323)	(61,434)

Cash Flows From Financing Activities:

Borrowings on revolving line of credit	98,350	109,400

Repayments on revolving line of credit	(62,350)	(31,400)

Repayment of notes payable	—	(18,640)

Repayment on capital lease liabilities and other debt	(1,454)	(800)

Proceeds from exercise of employee stock options	—	408

Other, net	(29)	(57)

Net cash provided by financing activities	34,517	58,911

Effect of foreign exchange rate changes on cash and cash equivalents	(24)	—

Net (decrease) increase in cash and cash equivalents	(2,581)	872

Cash and cash equivalents at beginning of period	9,753	1,315

Cash and cash equivalents at end of period	$7,172	$2,187

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

      In the opinion of management, all necessary adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

      For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 31, 2000.

      Certain reclassifications have been made to the condensed consolidated financial statements for 1999 to conform to the 2000 presentation.

Note 2.  Discontinued Operations

      In December 1999, Lason announced its intention to discontinue, by sale or exit from the market, its activities providing traditional litigation support, software development and other services. Those services are no longer consistent with Lason’s long-term growth strategy. The businesses to be discontinued consist of nine litigation copy businesses, an offset print business, a digital graphics business and the software development business that was acquired as part of the acquisition of M-R Group plc (“M-R”) in 1999. The results of operations of these businesses have been classified as discontinued operations in the accompanying condensed consolidated financial statements. Prior period financial statements have been restated accordingly.

      Following is summary financial information for the Company’s discontinued operations (in thousands):

	Three Months Ended
	March 31,

	2000	1999

Revenues, net	$6,918	$7,704

Cost of revenues	5,559	4,578

Gross profit	1,359	3,126

Selling, general and administrative expenses	2,213	1,906

Amortization of intangibles	—	182

Income (loss) from operations	(854)	1,038

Net interest expense	894	600

Income (loss) from discontinued operations before income taxes	(1,748)	438

Provision (benefit) for income taxes	(650)	134

Net income (loss) from discontinued operations	$(1,098)	$304

      Net loss from discontinued operations includes interest costs totaling $894,000 and $600,000 for the three months ended March 31, 2000 and 1999, respectively, which was allocated based on the ratio of net assets to be discontinued to total consolidated net assets. The net assets of the discontinued businesses primarily consist of accounts receivable and goodwill, and have been segregated as net assets of discontinued operations, net of allowances for estimated loss on disposal, in the accompanying condensed consolidated balance sheets. The Company has engaged brokers and is actively marketing these businesses.

Note 3.  Restructuring

      In the fourth quarter of 1999, management completed a thorough review of its operations and approved a restructuring plan to make the Company more efficient and to lower overall costs. These decisions resulted in the Company recording a one-time pre tax charge to operations of $14.9 million in the fourth quarter of 1999. The charge consisted of severance, facility closure and exit costs related primarily to discontinued leases and equipment write downs. The restructuring plan calls for the consolidation of facilities and operations, the closure of facilities, and streamlining of the administrative support functions.

      A summary of the restructuring accrual for the three months ended March 31, 2000 follows (in thousands):

	Accrual at	2000	Accrual at
	Jan. 1, 2000	Activity	March 31, 2000

Severance	$1,623	$(496)	$1,127

Facility closure	11,651	(640)	11,011

Other	36	—	36

Accrual	13,310	(1,136)	12,174

Equipment write down to estimated recovery	1,433	(1,306)	127

Total	$14,743	$(2,442)	$12,301

Note 4.  Acquisitions

      From June 1995 through December 31, 1999, the Company, through certain of its subsidiaries, completed the acquisition of either substantially all the assets or all the stock ownership interest in a substantial number of companies. The Company has not completed any acquisitions for the three months ended March 31, 2000.

      Certain of the purchase agreements for acquisitions previously completed provide for an increase to the purchase price if operating income of the acquired business exceeds targeted levels. The maximum amount of additional purchase price which may be recorded over the next twenty-four months should such targets be achieved is approximately $188.6 million.

      For the three months ended March 31, 2000, the Company has recorded additional purchase price related to previous acquisitions totaling approximately $31.2 million resulting from acquired businesses achieving their targeted operating income. These amounts have been recorded as an adjustment to the purchase price of the related acquisitions and charged to goodwill.

Note 5.  Debt

      The Company has a credit agreement with a bank group. Borrowings under the credit agreement are expected to be used to finance the additional purchase price for certain acquisitions, working capital, capital expenditures and other corporate purposes. Such borrowings are collateralized by a lien on all property of the Company, guarantees of certain of the Company’s subsidiaries as well as pledges of the capital stock of certain subsidiaries. Interest on amounts outstanding is calculated based on interest rates determined at the time of borrowing. Borrowings bear interest at rates ranging from a Eurodollar rate plus a maximum of 2.75% (8.74% as of March 31, 2000) or a base percentage rate plus a maximum of 1.25% (10.25% at March 31, 2000) at the Company’s election at the time of borrowing. The credit agreement contains restrictions on acquisitions, disposition of assets, and the incurrence of other liabilities and contains certain financial ratio covenants.

      The credit agreement includes a revolving credit facility of $150 million, which the Company may increase up to $250 million subject to certain limitations. A portion of the revolving credit facility of up to

$50 million is available to the Company for borrowings in Euro, British pound sterling, Canadian dollar and other freely traded currencies to be agreed upon with the lenders. Lason is not required to make principal payments until final maturity in 2004.

      The credit agreement also has a term loan facility of $150 million. Quarterly principal payments commence May 2000, with final maturity August 2004, as follows (in thousands):

2000	$11,250

2001	20,625

2002	35,625

2003	52,500

2004	30,000

Total	$150,000

      On March 30, 2000, the Company amended its credit agreement with its lenders. The amendment increased the revolving credit facility from $150 million to $175 million, which may be further increased to $185 million.

      As of May 15, 2000, the Company is not in compliance with certain covenants in its credit agreement. Under the terms of the credit agreement the lenders can, in addition to any other remedies available to them, declare all amounts outstanding under the credit agreement to be immediately due and payable and can commence enforcement and collection actions. Accordingly, the Company has classified all of the March 31, 2000 outstanding balance of bank debt as a current liability in the condensed consolidated balance sheet as of March 31, 2000.

      The lenders have waived the covenant violations and related defaults through May 31, 2000.

Note 6.  Comprehensive Income

      The assets and liabilities of foreign subsidiaries are translated into United States dollars using period-end exchange rates, while the income statements are translated using average exchange rates during the periods. Differences arising from the translation of assets and liabilities in comparison with the translation of the previous periods are included as a separate component of stockholder’s equity. The net accumulated foreign currency translation adjustment is $5,644 at March 31, 2000.

Note 7.  Earnings Per Share

      The following table presents a reconciliation of the denominator (weighted average common shares outstanding) for the basic and diluted earnings per share calculations for the three months ended March 31, 2000 and 1999 (in thousands):

	Three Months
	Ended March 31,

	2000	1999

Weighted average shares outstanding — Basic	18,488	14,705

Effect of Dilutive Securities

Contingently issuable shares of common stock	—	766

Potential shares of common stock from debentures and stock options outstanding	—	436

Weighted average shares outstanding — Diluted	18,488	15,907

      The weighted average common shares and common share equivalents outstanding used to compute the dilutive effect of common stock options outstanding was computed using the treasury stock method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 128. During the three months ended March 31, 2000, the effects of contingently issuable shares of common stock and potential shares of common stock from debentures and stock options outstanding are not included in the denominator for diluted earnings per share, as such effects would be antidilutive.

Note 8.  Segment and Related Information

      SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” was issued in June 1997 and is effective for financial statements issued after December 15, 1998. The statement requires the Company to report certain information about its operating segments.

      The Company’s reportable segments consist of groups of business units that are organized geographically. Each of the Company’s geographic regions has a separate management team and infrastructure and offers different combinations of the Company’s services. Additionally, a group of business units in the United States providing certain data management services are managed as a separate segment with a separate management team, regardless of geographic location.

      The Company evaluates the performance of its operating segments based on income before income taxes and net corporate interest expense. Intersegment sales and transfers are not significant.

      The following table presents summarized financial information for the Company’s reportable segments for the three months ended March 31, 2000 and 1999 (in thousands). The “other” balances include corporate related items, results of insignificant operations and, as it relates to segment profit (loss), income and expenses not allocated to reportable segments. Total “other” assets also include the investment in discontinued operations. The international and data management segments were previously included in “other” but are now shown separately as certain quantitative thresholds under SFAS No. 131 have now been met. The international segment includes the United Kingdom, Canada and Mexico. The prior period has been restated

accordingly. Additionally the prior period has been restated for the reallocation of certain business units among geographic regions which occurred during the second quarter of 1999.

	Three Months Ended
	March 31,

	2000	1999

Revenue

Midwest	$4,403	$676

Central	29,976	23,532

Northeast	19,097	18,231

Southeast	18,517	11,156

Southwest	11,244	14,651

West	22,675	14,533

Data Management	18,195	11,144

International	22,305	4,785

Other	(5,969)	(250)

Total	$140,443	$98,458

Segment profit (loss):

Midwest	$229	$112

Central	428	1,344

Northeast	(334)	2,830

Southeast	197	1,826

Southwest	139	3,028

West	2,630	2,331

Data Management	502	1,873

International	1,648	875

Other	(11,258)	(3,386)

Total	$(5,819)	$10,833

Details of “other” segment profit (loss):

Net corporate interest expense	$(5,338)	$(1,165)

Corporate expenses not allocated to operating segments	(4,738)	(1,885)

Amortization of intangibles not allocated to operating segments	(480)	(264)

Compensatory stock option expense	—	(72)

Other	(702)	—

Total	$(11,258)	$(3,386)

	March 31, 2000	March 31, 1999

Total assets:

Midwest	$15,000	$—

Central	107,738	70,628

Northeast	130,335	108,924

Southeast	105,271	40,697

Southwest	66,107	52,995

West	118,934	79,162

Data Management	65,902	43,373

International	177,550	26,911

Other	81,420	72,038

Total	$868,257	$494,728

Detail of “other” total assets:

Net goodwill not allocated to operating segments	$26,690	$29,031

Net other intangible assets not allocated to operating segments	12,466	8,094

Net investment in discontinued operations	18,682	18,682

Other corporate assets not allocated to operating segments	23,582	16,231

Total	$81,420	$72,038

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Restructuring

      In the fourth quarter of 1999, management completed a thorough review of its operations and approved a restructuring plan to make the company more efficient and to lower overall costs. The restructuring plan calls for the consolidation of facilities and operations, the closure of facilities, and streamlining of the administrative support functions. The Company has retained the Global Corporate Finance Group from Arthur Andersen LLP, to assist with the restructuring efforts and to provide guidance and support on a broad array of financial matters.

Acquisitions

      From 1995 through December 31, 1999, the Company has acquired a significant number of businesses. The information management industry is highly fragmented, consisting of a large number of small companies providing limited service offerings. An important element of the Company’s growth strategy has been to selectively make acquisitions of companies with complementary technologies or customer bases to consolidate its position as a provider of comprehensive information management services across a broad geographic area. However, as part of the Company’s restructuring, management has now shifted its focus away from acquisitions and has accelerated the integration of its businesses to enhance the Company’s future profitability. Accordingly, business acquisitions are not expected to be a significant part of the Company’s growth and operating strategy going forward. The Company did not complete any acquisitions for the three months ended March 31, 2000.

Results of Operations — Three Months Ended March 31, 2000 Compared with Three Months Ended March 31, 1999.

      Consolidated net revenues increased 43% to $140.4 million for the three months ended March 31, 2000 from $98.5 million in the first quarter of 1999, excluding the results of discontinued operations. Approximately $2.6 million of the increase was due to growth in the Company’s existing business, the remaining increase is due to revenue contributed by Companies acquired after March 31, 1999. Revenue from M-R, which was acquired June 30, 1999, accounted for 20% of the total increase in revenue for the three months ended March 31, 2000 as compared to the comparable 1999 period.

      Gross profit increased to $39.4 million for the first quarter of 2000 from $34.8 million for the comparable 1999 quarter, however, gross profit as a percentage of net revenues declined to 28% for the three months ended March 31, 2000 from 35% for the comparable period of 1999. The lower gross profit as a percentage of revenue is largely the result of changes in the Company’s product mix and start up costs associated with new contracts.

      Selling, general and administrative expenses were approximately 24% of net revenues for the quarter ended March 31, 2000, versus 20% in the comparable period of 1999. Selling, general and administrative expenses increased $14.3 million to $34.3 million for the three months ended March 31, 2000 from $20.0 million for the comparable 1999 period. Approximately $7.4 million of the increase is due to selling, general and administrative expenses of companies acquired after March 31, 1999. The remaining increase is primarily due to enhancing the corporate infrastructure and other corporate administration expenses associated with managing a larger consolidated organization.

      Amortization of intangibles increased to $5.4 million for the three months ended March 31, 2000 from $2.4 million for the first quarter of 1999 primarily due to an increase in goodwill related to business acquisitions that were completed subsequent to March 31, 1999.

      In December 1999, Lason announced its intention to discontinue, by sale or exit from the market, its activities providing traditional litigation support, software development and other services. Those services are no longer consistent with Lason’s long-term growth strategy. The businesses to be discontinued consist of nine litigation copy businesses, an offset print business, a digital graphics business and the software development business that was acquired as part of the M-R acquisition in 1999. The results of operations of these businesses have been classified as discontinued operations in the Company’s condensed consolidated financial statements. Combined, these businesses had net revenues of approximately $6.9 million for the three months ended March 31, 2000 compared to approximately $7.7 million in 1999. The discontinued operations reported a net loss of approximately $1.1 million for the three months ended March 31, 2000 and net income of $304,000 for the comparable period of 1999. The significant decrease in net income for these businesses in 2000 primarily relates to operating losses sustained by the offset print business and the software company, Memex. The net assets of the discontinued businesses primarily consist of accounts receivable and goodwill, and have been segregated as net assets of discontinued operations, net of allowance for estimated loss on disposal, in the Company’s condensed consolidated balance sheets. The Company has engaged brokers and is actively marketing these businesses.

      Net interest expense was $5.5 million for the 2000 first quarter compared to $1.5 million in 1999. The increase is primarily due to higher average line of credit balances resulting from borrowings used to fund business acquisitions during 1999 and the effects of higher average interest rates in 2000 compared to 1999.

      The majority of the Company’s goodwill amortization expense is not deductible for federal income tax purposes. As a result, the Company has recorded an income tax benefit of $1.1 million on a pre tax loss of $5.8 million from continuing operations for the three months ended March 31, 2000.

Liquidity and Capital Resources

      The Company has funded its operations and acquisitions through a combination of cash from operations, bank borrowings and the issuance of shares of common stock.

      Cash provided by operating activities was $4.2 million for the three months ended March 31, 2000 compared to $3.4 million for the comparable 1999 period. The increase in 2000 versus 1999 is primarily due to faster accounts receivable turnover and higher accounts payable balances offset by lower net income before non-cash charges.

      Cash used in investing activities totaled $41.3 million for the three months ended March 31, 2000 compared to $61.4 million in 1999. For the three months ended March 31, 2000, approximately $31.2 million was used to fund the additional purchase price resulting from acquired businesses achieving their targeted operating income during the relevant measurement period. In 1999, cash used in investing activities was largely used to fund the acquisition of businesses. Cash used for acquisitions totaled $54.3 million for the three months ended March 31, 1999. Cash used for investments in capital assets totaled $9.4 million in the first quarter of 2000 compared to $7.1 million in the comparable period of 1999.

      Cash provided by financing activities was $34.5 million for the three months ended March 31, 2000 compared to $58.9 million for the 1999 comparable period and largely consisted of borrowings on the Company’s revolving line of credit.

  Credit Agreement Borrowings

      The Company has a credit agreement with a bank group. Borrowings under the credit agreement are expected to be used to finance the additional purchase price for certain acquisitions, working capital, capital expenditures and other corporate purposes. Such borrowings are collateralized by a lien on all property of the Company, guarantees of certain of the Company’s subsidiaries, as well as pledges of the capital stock of certain subsidiaries. Interest on amounts outstanding is calculated based on interest rates determined at the time of borrowing. Borrowings bear interest at rates ranging from a Eurodollar rate plus a maximum of 2.75% (9.09% as of May 12, 2000) or a base percentage rate plus a maximum of 1.25% (10.25% at May 12, 2000) at the Company’s election at the time of borrowing. The credit agreement contains restrictions on acquisitions, disposition of assets, and the incurrence of other liabilities and contains certain financial ratio covenants.

      The credit agreement includes a revolving credit facility of $150 million, which the Company may increase up to $250 million subject to certain limitations. A portion of the revolving credit facility of up to $50 million is available to the Company for borrowings in Euro, British pound sterling, Canadian dollar and other freely traded currencies to be agreed upon with the lenders. Lason is not required to make principal payments until final maturity in 2004. As of May 12, 2000, $324.3 million was borrowed under the credit agreement.

      On March 30, 2000, the Company amended its credit agreement with its lenders. The amendment increased the revolving credit facility from $150 million to $175 million, which may be further increased to $185 million.

      As of May 15, 2000, the Company is not in compliance with certain covenants in its credit agreement. Under the terms of the credit agreement the lenders can, in addition to any other remedies that may be available to them, declare all amounts outstanding under the credit agreement to be immediately due and payable and can commence enforcement and collection actions. Enforcement and collection actions by the lenders could have a material adverse effect on the Company.

      The lenders have waived the covenant violations and related defaults through May 31, 2000. The Company is currently negotiating with the lenders to modify the credit agreement to reflect current operating conditions and the Company’s current business plan but there can be no assurance that the Company will complete these negotiations successfully. Failure to amend the credit agreement could have a material adverse effect on the Company.

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

      In addition to its operational needs, the Company has cash requirements related to additional purchase price payments (the “Payments”) to be made, contingent upon certain targets being achieved, in connection with prior acquisitions. The maximum amount of the Payments, if any, that could be paid over a period of twenty-four months from March 31, 2000 totals approximately $188.6 million. It is anticipated that the actual amount of the Payments will be less than the maximum amount. The ability of the Company to make the Payments is dependent on the availability of financing, and there can be no assurance that any future financing will be available or that the terms of any future financing will be favorable to the Company. See Note 5 of Notes to Condensed Consolidated Financial Statements.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

      Lason has exposure to interest rate risk on its obligations outstanding under the existing credit agreement, which bears interest at a variable rate. Based on the Company’s outstanding balance under the credit agreement on March 31, 2000 of approximately $320.0 million, a one-percent increase or decrease in interest rates would decrease or increase, respectively, the Company’s pre-tax earnings and operating cash flows by appropriately $3.2 million on an annualized basis.

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

Forward-Looking Statements

      Lason may from time to time provide information including certain statements included in or incorporated by reference in this Form 10-Q which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those forward-looking statements include the intent, belief or current expectations of the company and its management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: (i) variations in quarterly results; (ii) the assimilation of acquisitions; (iii) the management of the Company’s growth and expansion; (iv) dependence on major customers, dependence on key personnel; (v) development by competitors of new or superior products or services, or entry into the market of new competitors; (vi) fluctuations in paper prices; (vii) reliability of the Company’s data; (viii) volatility of the Company’s stock price; (ix) management’s ability to successfully complete its restructuring initiatives; (x) any financial and legal impact of the class action litigation; (xi) changes in the business services outsourcing industry; (xii) significance of intangible assets; (xii) changes related to compensatory stock options; and (xiv) other risks identified from time to time in the Company’s reports and registration statements filed with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

      On December 21, 1999 and various dates thereafter, several individuals filed complaints against the Company and certain executive officers in various United States District Courts. The complaints purport to be brought as class actions on behalf of purchasers of shares of the Company’s common stock during periods ranging from August 14, 1998 through December 17, 1999. The complaints generally allege that the Company and its officers made public statements containing material omissions or misrepresentations which created the misleading impression that the Company’s revenues and earnings were on target with market forecasts and consequently artificially inflated the market price of the shares of the Company’s common stock. The complaints allege violations of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and one complaint alleges violations of the Securities Act of 1933. The complaints seek unspecified damages allegedly incurred as a result of the decline in the market price of shares of the Company’s common stock after the Company announced on December 17, 1999 that it expected lower fourth quarter earnings per share compared with consensus analysts’ estimates.

      These actions are in a preliminary stage. However, the Company believes, based on the advice of outside legal counsel, that it and the named officers have substantial defenses to the plaintiffs’ claims, and the Company intends to vigorously defend these claims. While the final resolution of this litigation cannot be presently determined, management does not believe it will have a material adverse effect on the Company’s business, or the future consolidated financial statements, although such adverse effects could be possible.

      Various other claims have been made against the Company in the normal course of business. Management believes that none of those legal proceedings will have a material adverse effect on the Company’s business, financial condition or results of operations.

Item 2.  Changes in Securities and Use of Proceeds

      During the first quarter of 2000, the Company issued 329,704 shares of its common stock to shareholders of companies it had previously acquired as additional consideration for the achievement of certain target levels of financial performance after the acquisitions. The shares were issued at prices ranging from $8.44 to $45.29 for a total value of $3,838,000. The issuances of shares of the common stock were exempt from registration under the Securities Act of 1933 by virtue of Section 4(2) thereof as transactions not involving a public offering.

Item 3.  Defaults upon Senior Securities

      At March 31, 2000, there was $320 million outstanding under the Company’s credit agreement with its lenders. At that time, the Company was not, and the Company currently is not, in compliance with certain financial covenants contained in the credit agreement. The lenders have the right under the credit agreement to, in addition to any other remedies that may be available to them, declare all amounts outstanding immediately due and payable, but they have not done so. The lenders have waived the covenant violations and related defaults through May 31, 2000. The Company is currently negotiating with the lenders to modify the credit agreement to reflect current operating conditions and the Company’s current business plan. There can be no assurance, however, that the Company will complete these negotiations successfully. Failure to amend the credit agreement could have a material adverse effect on the Company. See Note 5 to Notes to Condensed Consolidated Financial Statements.

Item 5.  Other Information

      William J. Rauwerdink resigned his position as Executive Vice President, Chief Financial Officer, Secretary, and Treasurer of the Company effective May 15, 2000.

Item 6.  Exhibits and Reports on Form 8-K

a.  Exhibits

2.9	Agreement of Purchase and Sale of Stock dated July 17, 1997 between Lason and Image Conversion Systems, Inc.(1)
2.10	Asset Purchase Agreement dated November 25, 1997 between Lason and VIP Imaging, Inc.(2)
2.11	Stock Purchase Agreement dated February 12, 1998 with respect to the acquisition of Racom Corporation and its affiliates by Lason.(3)
2.12	Asset Purchase Agreement dated March 5, 1998 between Lason and API Systems, Inc.(4)
2.13	Agreement for the Purchase and Sale of Stock dated July 24, 1998 between Lason and Consolidated Reprographics.(5)
2.15	Transaction Agreement between Lason and M-R Group plc dated March 25, 1999.(6)
2.16	Amendment Agreement between Lason and M-R Group plc dated April 30, 1999.(6)
2.17	Amendment Agreement between Lason and M-R Group plc dated May 13, 1999.(6)
3.1	Form of Amended and Restated Certificate of Incorporation of the Company.(7)
3.2	Form of Revised Amended and Restated Bylaws.(8)
4.1	Form of Certificate representing Common Stock of the Company.(7)
4.3	Third Amended and Restated Credit Agreement dated as of August 16, 1999 among the Company, the Lenders named therein, Bank One, Michigan as administrative agent, and Comerica Bank, as syndication agent.(9)
4.4	Second Amendment to Third Amended and Restated Credit Agreement.(10)
10.5	Registration Agreement dated January 17,1995 by and among the Company and the 1995 Stockholders.(7)
10.9	Offer of employment dated April 30, 1996 from Lason Systems, Inc. to Mr. Rauwerdink.(7)
10.10	Offer of employment dated June 12, 1996 from Lason Systems, Inc. to Mr. Jablonski.(7)
10.11	1995 Stock Option Plan of the Company.(7)
10.17	1996 Lason Management Bonus Plan.(7)
10.18	Lason Systems, Inc. 401 (k) Profit Sharing Plan & Trust.(7)
10.19	Amendments to Lason Systems, Inc. 401 (k) Profit Sharing Plan & Trust.(7)
10.20	Lease Agreement dated as of September 3, 1985 by and between Lason Systems, Inc. and Mart Associates, as amended.(7)
10.24	Employment Agreement of Gary L. Monroe dated June 1, 1999.(9)
10.25	Amended and Restated Secured Promissory Note, dated as of June 5, 1999 — Gary L. Monroe.(9)
10.26	Amended and Restated Pledge and Security Agreement dated June 5, 1999 — Gary L. Monroe.(9)
10.27	Amended and Restated Secured Promissory Note, dated as of June 5, 1999 — William J. Rauwerdink.(9)
10.28	Amended and Restated Pledge and Security Agreement dated June 5, 1999 — William J. Rauwerdink(9)
10.29	Amended and Restated Secured Promissory Note, dated as of June 5, 1999 — John R. Messinger.(9)
10.30	Amended and Restated Pledge and Security Agreement dated June 5, 1999 — John R. Messinger.(9)
10.42	1998 Equity Participation Plan of Lason, Inc.(11)

10.43	Employment Agreement of John R. Messinger dated April 27, 1999.(6)
27	Financial Data Schedule†

†	Filed herewith.

(1)	Incorporated herein by reference to registrant’s Form 8-K filed on August 4, 1997, Commission File No. 0-21407.

(2)	Incorporated herein by reference to registrant’s Form 8-K filed on December 10, 1997, Commission File No. 0-21407.

(3)	Incorporated herein by reference to registrant’s Form 8-K filed on March 17, 1998, Commission File No. 0-21407.

(4)	Incorporated herein by reference to registrant’s Form 8-K filed on March 20, 1998, Commission File No. 0-21407.

(5)	Incorporated herein by reference to registrant’s Form S-1 filed on July 30, 1998, Commission File No. 333-60143.

(6)	Incorporated herein by reference to Registrant’s Form 10-Q filed on May 17, 1999 Commission File No. 0-21407.

(7)	Incorporated herein by reference to registrant’s Form S-1 filed on October 7, 1996, Commission File No. 333-09799.

(8)	Incorporated herein by reference to registrant’s Form 10-Q filed on May 15, 1998, Commission File No. 0-21407.

(9)	Incorporated herein by reference to Registrant’s Form 10-Q filed on August 16, 1999, Commission File No. 0-21407.

(10)	Incorporated herein by reference to Registrant’s Form 10-K filed on March 30, 2000, Commission File No. 0-21407.

(11)	Incorporated herein by reference to registrant’s 1998 proxy statement, Appendix A, filed on April 28, 1998, Commission File No. 0-21407.

B. Reports on Form 8-K

      On January 5, 2000, the Company filed a From 8-K, disclosing in Item 5 the nature of certain complaints filed against the Company. Such complaints are discussed further in Item 1 of this Form 10-Q.

      On January 19, 2000, the Company filed a Form 8-K, disclosing in Item 5 that the Company had taken certain actions which required a change to the purchase method of accounting for the acquisition of M-R Group plc.

SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ LASON, Inc.
(Registrant)

/s/ GARY L. MONROE
Chief Executive Officer and
Chairman of the Board

/s/ ROBERT T. BASSMAN
Vice President and
Corporate Controller

May 15, 2000
(Date)

EXHIBIT INDEX

Exhibit No.	Description

27	Financial Data Schedule