Form 10-Q
period 2000-06-30
LASON INC
filed 2000-08-15
CIK 1020616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]     No [   ]

     As of August 10, 2000, 19,510,572 shares of Common Stock, $.01 par value were outstanding.

LASON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for shares)

	June 30,	December 31,
	2000	1999

	(Unaudited)

ASSETS

Cash and cash equivalents	$5,746	$9,753

Accounts receivable (net)	116,479	117,760

Supplies	13,311	13,181

Deferred income taxes	6,050	5,861

Net assets of discontinued operations	18,682	18,682

Prepaid expenses and other	28,195	27,541

Total current assets	188,463	192,778

Property and equipment (net)	104,471	106,102

Intangible assets (net)	558,988	529,146

Employee loans receivable	3,168	3,168

Deferred income taxes	1,485	207

Other	4,793	5,031

Total assets	$861,368	$836,432

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accrued expenses	$52,152	$47,575

Accounts payable	28,762	27,816

Notes payable	786	294

Acquisition-related obligations	8,547	16,580

Accrued restructuring expenses	11,360	13,310

Customer deposits	5,266	6,079

Revolving credit line borrowings	169,000	—

Term loan	150,000	—

Current portion of term loan	—	11,250

Deferred income taxes	4,928	—

Other	11,505	9,013

Total current liabilities	442,306	131,917

Revolving credit line borrowings	—	134,000

Term loan	—	138,750

Deferred income taxes	—	1,299

Convertible debentures	3,034	3,034

Other	5,291	7,910

Total liabilities	450,631	416,910

STOCKHOLDERS’ EQUITY

Common stock, $.01 par value; 100,000,000 shares authorized, 19,488,058 and 18,986,910 shares issued and outstanding, 553,257 and 698,712 shares held in escrow	188	182

Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued and outstanding	—	—

Additional paid-in capital	432,942	421,544

Retained deficit	(16,045)	(3,977)

Treasury stock (at cost)	(5,541)	(5,541)

Accumulated other comprehensive income	(807)	7,314

Total stockholders’ equity	410,737	419,522

Total liabilities and stockholders’ equity	$861,369	$836,432

The accompanying Notes are an integral part of the condensed consolidated financial statements.

LASON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	1999	2000	1999

Revenues, net of postage	$144,238	$110,608	$284,681	$209,066

Cost of revenues	100,492	70,883	201,542	134,583

Gross profit	43,746	39,725	83,139	74,483

Selling, general and administrative expenses	38,050	26,093	72,362	46,038

Compensatory stock option expense	159	71	159	143

Amortization of intangibles	5,668	2,977	11,087	5,354

Restructuring expenses	—	7,755	—	7,755

Income (loss) from operations	(131)	2,829	(469)	15,193

Net interest expense	6,611	2,104	12,092	3,635

Income (loss) from continuing operations before income taxes	(6,742)	725	(12,561)	11,558

Provision (benefit) for income taxes	(1,276)	1,534	(2,339)	5,883

Net income (loss) from continuing operations	(5,466)	(809)	(10,222)	5,675

Income (loss) from discontinued operations, net of tax	(748)	(171)	(1,846)	133

Net income (loss)	(6,214)	(980)	(12,068)	5,808

Other comprehensive income:

Foreign currency translation adjustments	(6,452)	(17)	(8,121)	(17)

Comprehensive income	$(12,666)	$(997)	$(20,189)	$5,791

Basic earnings per share:

Net income (loss) from continuing operations	$(0.29)	$(0.06)	$(0.55)	$0.38

Net income (loss) from discontinued operations	(0.04)	(0.01)	(0.10)	0.01

Net income (loss)	$(0.33)	$(0.07)	$(0.65)	$0.39

Diluted earnings per share:

Net income (loss) from continuing operations	$(0.29)	$(0.06)	$(0.55)	$0.36

Net income (loss) from discontinued operations	(0.04)	(0.01)	(0.10)	0.01

Net income (loss)	$(0.33)	$(0.07)	$(0.65)	$0.37

The accompanying Notes are an integral part of the condensed consolidated financial statements.

LASON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,

	2000	1999

Cash Flows Provided By Operating Activities	$16,749	$5,767

Cash Flows From Investing Activities:

Payments for the acquisition of businesses	(35,328)	(99,324)

Additions to fixed assets and software development costs	(14,414)	(14,606)

Other, net	(452)	596

Net cash used in investing activities	(50,194)	(113,334)

Cash Flows From Financing Activities:

Borrowings on revolving line of credit	152,400	195,700

Repayments on revolving line of credit	(117,400)	(60,700)

Repayment of notes payable	(39)	(18,660)

Repayment on capital lease liabilities and other debt	(2,831)	(1,590)

Proceeds from exercise of employee stock options	16	435

Financing costs	(1,020)	—

Other, net	—	(640)

Net cash provided by financing activities	31,126	114,545

Effect of foreign exchange rate changes on cash and cash equivalents	(1,688)	(17)

Net decrease (increase) in cash and cash equivalents	(4,007)	6,961

Cash and cash equivalents at beginning of period	9,753	1,315

Cash and cash equivalents at end of period	$5,746	$8,276

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

      In the opinion of management, all necessary adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

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

      Following is summary financial information for the Company’s discontinued operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	1999	2000	1999

Revenues, net	$6,429	$8,785	$13,347	$16,489

Cost of revenues	4,639	5,745	10,198	10,323

Gross profit	1,790	3,040	3,149	6,166

Selling, general and administrative expenses	2,058	2,415	4,271	4,321

Amortization of intangibles	—	261	—	443

Income (loss) from operations	(268)	364	(1,122)	1,402

Net interest expense	920	610	1,814	1,210

Income (loss) from discontinued operations before income taxes	(1,188)	(246)	(2,936)	192

Provision (benefit) for income taxes	(440)	(75)	(1,090)	59

Net income (loss) from discontinued operations	$(748)	$(171)	$(1,846)	$133

      Net loss from discontinued operations includes interest costs totaling $920,000 and $610,000 for the three months ended June 30, 2000 and 1999, respectively, and $1.8 million and $1.2 million for the six months ended June 30, 2000 and 1999, respectively, which was allocated based on the ratio of net assets to be discontinued to total consolidated net assets. The net assets of the discontinued businesses primarily consist of accounts receivable and goodwill, and have been segregated as net assets of discontinued operations, net of allowances for estimated loss on disposal, in the accompanying condensed consolidated balance sheets.

      The Company has engaged brokers and is actively marketing these businesses.

Note 3.  Restructuring

      In the fourth quarter of 1999, management completed a thorough review of its operations and approved a restructuring plan to make the Company more efficient and to lower overall costs. These decisions resulted in the Company recording a one time pre-tax charge to operations of $14.9 million in the fourth quarter of 1999. The charge consisted of severance, facility closure and exit costs related primarily to discontinued leases and equipment write downs. The restructuring plan calls for the consolidation of facilities and operations, the closure of facilities, and the streamlining of the administrative support functions.

      A summary of the accrued restructuring accrual for the three months ended June 30, 2000 follows (in thousands):

	Accrual at	2000	Accrual at
	Jan. 1, 2000	Activity	June 30, 2000

Severance	$1,623	$(1,020)	$603

Facility closure	11,651	(924)	10,727

Other	36	(6)	30

Accrual	13,310	(1,950)	11,360

Equipment write down to estimated recovery	1,433	(1,317)	116

Total	$14,743	$(3,267)	$11,476

Note 4.  Acquisitions

      From June 1995 through December 31, 1999, the Company, through certain of its subsidiaries, completed the acquisition of either substantially all the assets or all the stock ownership interest in a substantial number of companies. The Company has not completed any acquisitions for the six months ended June 30, 2000.

      Certain purchase agreements for acquisitions previously completed provide for an increase to the purchase price if operating income of the acquired business exceeds targeted levels. The maximum amount of additional purchase price which may be recorded over the next twenty four months, should such targets be achieved, is approximately $187.0 million. As of June 30, 2000, approximately $18.8 million of such additional purchase price has been earned but not paid and is included in accrued expenses in the condensed consolidated balance sheet.

      For the six months ended June 30, 2000, the Company has recorded additional purchase price related to previous acquisitions totaling approximately $34.7 million primarily resulting from acquired businesses achieving their targeted operating income. These amounts have been recorded as an adjustment to the purchase price of the related acquisitions and charged to goodwill.

Note 5.  Debt

      The Company has a credit agreement with a bank group. Borrowings under the credit agreement are expected to be used to finance the additional purchase price for certain acquisitions, working capital, capital expenditures and other corporate purposes. Such borrowings are collateralized by a lien on all property of the Company, guarantees of certain of the Company’s subsidiaries, as well as pledges of the capital stock of certain subsidiaries. Interest on amounts outstanding is calculated based on interest rates determined at the time of borrowing. Borrowings bear interest at rates ranging from a Eurodollar rate plus a maximum of 2.75% (9.38% as of June 30, 2000) or a base percentage rate plus a maximum of 1.25% (10.75% at June 30, 2000) at the Company’s election at the time of borrowing. The credit agreement contains restrictions on acquisitions, disposition of assets, and the incurrence of other liabilities and contains certain financial ratio covenants.

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

      The credit agreement also has a term loan facility of $150 million. The credit agreement calls for quarterly principal payments with final maturity August 2004, as follows (in thousands):

2000	$11,250

2001	20,625

2002	35,625

2003	52,500

2004	30,000

Total	$150,000

      The first scheduled principal payment was due May 31, 2000, however the Company was unable to make the payment on its due date. Accordingly, with the consent of the Company’s lenders, the first scheduled principal payment was deferred and paid July 10, 2000. The next scheduled principal payment is due August 31, 2000.

      On March 30, 2000, the Company amended its credit agreement with its lenders. The amendment increased the revolving credit facility from $150 million to $175 million, which may be further increased to $185 million.

      As of August 14, 2000, the Company is not in compliance with certain covenants in its credit agreement. Under the terms of the credit agreement the lenders can, in addition to any other remedies available to them, declare all amounts outstanding under the credit agreement to be immediately due and payable and can commence enforcement and collection actions. Accordingly, the Company has classified all of the June 30, 2000 outstanding balance of bank debt as a current liability in the condensed consolidated balance sheet as of June 30, 2000 .

      The lenders have waived the covenant violations and related defaults through August 15, 2000.

Note 6.  Comprehensive Income

      The assets and liabilities of foreign subsidiaries are translated into United States dollars using period-end exchange rates, while the income statements are translated using average exchange rates during the periods. Differences arising from the translation of assets and liabilities in comparison with the translation of the previous periods are included as a separate component of stockholder’s equity. The net accumulated foreign currency translation adjustment is $(807,000) at June 30, 2000.

Note 7.  Earnings Per Share

      The following table presents a reconciliation of the denominator (weighted average common shares outstanding) for the basic and diluted earnings per share calculations for the three months and six months ended June 30, 2000 and 1999 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	1999	2000	1999

Weighted average shares outstanding — Basic	18,784	14,749	18,705	14,727

Effect of Dilutive Securities

Contingently issuable shares of common stock	—	—	—	802

Potential shares of common stock from debentures and stock options outstanding	—	—	—	377

Weighted average shares outstanding — Diluted	18,784	14,749	18,705	15,906

      The weighted average common shares and common share equivalents outstanding used to compute the dilutive effect of common stock options outstanding was computed using the treasury stock method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 128. During the three and six months ended June 30, 2000, and the three months ended June 30, 1999, the effects of contingently issuable shares of common stock and potential shares of common stock from debentures and stock options outstanding are not included in the denominator for diluted earnings per share, as such effects would be antidilutive.

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

      The following table presents summarized financial information for the Company’s reportable segments for the three and six months ended June 30, 2000 and 1999 (in thousands). The “other” balances include corporate related items, results of insignificant operations and, as it relates to segment profit (loss), income and expenses not allocated to reportable segments. The international and data management segments were previously included in “other” but are now shown separately as certain quantitative thresholds have now been met. The international segment includes the United Kingdom, Canada and Mexico. The prior period has been restated accordingly. Additionally the prior period has been restated for the reallocation of certain business units among geographic regions which occurred during the second quarter of 1999.

	Three Months Ended		Six Months Ended June
	June 30,		30,

	2000	1999	2000	1999

Revenue

Midwest	$5,715	$3,182	$10,119	$3,858

Central	32,388	28,318	62,368	51,328

Northeast	19,088	17,543	38,185	35,774

Southeast	20,146	13,594	38,660	25,766

Southwest	12,348	13,832	23,591	27,466

West	22,424	17,242	45,096	31,776

Data Management	17,191	13,740	35,385	25,405

International	21,246	6,810	43,552	11,594

Other	(6,308)	(3,653)	(12,275)	(3,901)

Total	$144,238	$110,608	$284,681	$209,066

Segment profit (loss):

Midwest	$716	$520	$946	$632

Central	2,048	2,508	2,772	3,910

Northeast	(132)	1,650	(467)	4,482

Southeast	1,800	2,479	1,994	4,287

Southwest	990	2,208	1,131	5,310

West	2,531	3,994	5,123	6,317

Data Management	939	1,859	1,442	3,742

International	1,659	763	3,309	1,638

Other	(17,293)	(15,256)	(28,811)	(18,760)

Total	$(6,742)	$725	$(12,561)	$11,558

Details of “other” segment profit (loss):

Net corporate interest expense	$(6,474)	$(1,927)	$(11,812)	$(3,091)

Corporate expenses not allocated to operating segments	(10,490)	(13,060)	(16,065)	(15,122)

Amortization of intangibles not allocated to operating segments	(170)	(140)	(769)	(404)

Compensatory stock option expense	(159)	(129)	(165)	(143)

Other	—	—	—	—

Total	$(17,293)	$(15,256)	$(28,811)	$(18,760)

Note 9. Commitments and Contingencies

     On December 21, 1999 and various dates thereafter, several individuals filed complaints against the Company and certain officers in various United States District Courts. The complaints purport to be brought as class actions on behalf of purchasers of shares of the Company's common stock during periods ranging from August 14, 1998, through December 17, 1999. These actions were consolidated in the United States District Court for the Eastern District of Michigan into a single action (the "consolidated action").

     On June 30, 2000, the plaintiffs filed an amended complaint in the consolidated action. The amended complaint purports to be brought as a class action on behalf of purchasers of the Company's common stock between February 17, 1998 and December 17, 1999, inclusive. The amended complaint alleges violations of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and violations of the Securities Act of 1933. Plaintiffs allege that the Company and certain of its officers made public statements containing material omissions and misrepresentations that allegedly created a misleading impression concerning the Company's revenues and earnings, the adequacy of due diligence relating to certain acquired companies and the effectiveness of efforts to integrate certain acquired companies. Plaintiffs also allege that the Company’s financial statements reflected improper accounting methods. In their amended complaint, plaintiffs also have sued various underwriters involved in an August, 1998 offering of shares. The amended complaint seeks unspecified damages allegedly incurred as a result of the decline in the market price of shares of the Company’s common stock after their purchase by the plaintiffs.

     The consolidated action is in a preliminary stage. However, the Company believes, based on the advice of outside legal counsel, that it and the named officers have substantial defenses to the plaintiffs’ claims, and the Company intends to vigorously defend these claims. The Company’s officers that are named in this litigation are covered by liability insurance policies paid for by the Company. While the final resolution of this litigation cannot be presently determined, management does not believe it will have a material adverse effect on the Company’s business, or the future consolidated financial statements, although such adverse effects could be possible.

     Various other claims have been made against the Company in the normal course of business. Management believes that none of those proceedings will have a material adverse effect on the Company’s business, financial condition or results of operations.

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

Acquisitions

      From 1995 through December 31, 1999, the Company acquired a significant number of businesses. The information management industry is highly fragmented, consisting of a large number of small companies providing limited service offerings. An important element of the Company’s growth strategy has been to selectively make acquisitions of companies with complementary technologies or customer bases to consolidate its position as a provider of comprehensive information management services across a broad geographic area. However, as part of the Company’s restructuring, management has now shifted its focus away from acquisitions and has accelerated the integration of its businesses to enhance the Company’s future profitability. Accordingly, business acquisitions are not expected to be a significant part of the Company’s growth and operating strategy going forward. The Company did not complete any acquisitions during the six months ended June 30, 2000.

Results of Operations — Three Months Ended June 30, 2000 Compared with Three Months Ended June 30, 1999.

      Consolidated net revenues increased 30% to $144.2 million for the three months ended June 30, 2000 from $110.6 million in the comparable 1999 period, excluding the results of discontinued operations. All of the increase was due to revenue contributed by Companies acquired after June 30, 1999. Revenue from M-R, which was acquired June 30, 1999, accounted for 17% of the total increase in net revenue for the three months ended June 30, 2000 as compared to the comparable 1999 period.

      Gross profit increased to $43.7 million for the second quarter of 2000 from $39.7 million for the comparable 1999 period, however, gross profit as a percentage of net revenues declined to 30% for the three months ended June 30, 2000 from 36% for the comparable period of 1999. The lower gross profit as a percentage of revenue is largely the result of changes in the Company’s product mix and costs associated with restructuring activities.

      Selling, general and administrative expenses increased $12.0 million to $38.1 million for the three months ended June 30, 2000 from $26.1 million for the comparable 1999 period. Selling, general and administrative expenses were approximately 26% of net revenues for the current year quarter, versus 24% in the comparable period of 1999. Approximately $7.2 million of the increase is due to selling, general and administrative expenses of companies acquired after June 30, 1999. The remaining increase is primarily due to enhancing the corporate infrastructure, restructuring related costs, and other corporate administration expenses associated with managing a larger consolidated organization.

      Amortization of intangibles increased to $5.7 million for the three months ended June 30, 2000 from $3.0 million for the second quarter of 1999 primarily due to an increase in goodwill related to business acquisitions that were completed subsequent to June 30, 1999.

      On June 30, 1999, the Company completed its merger with M-R, a leading document and data management company headquartered in the United Kingdom. In connection with the M-R merger, the Company recorded a $7.8 million pre-tax restructuring charge during the second quarter of 1999 for costs associated with discontinued leases, the consolidation of facilities, severance and other related expenses for Lason facilities which were to be closed or consolidated with M-R facilities. As of June 30, 2000, all of the restructuring accrual related to the M-R merger had been utilized.

      In the fourth quarter of 1999, management completed a thorough review of its operations and approved a restructuring plan to make the Company more efficient and to lower overall costs. These decisions resulted in the Company recording a one time pre-tax charge to operations of $14.9 million in the fourth quarter of 1999. The charge consisted of severance costs ($1.7 million), facility closures and exit costs related primarily to discontinued leases ($11.6 million) and equipment write-downs ($1.6 million). The restructuring plan calls for the consolidation of facilities and operations, the closure of facilities, and streamlining of the administrative support functions. As of June 30, 2000, approximately $11.5 million of this restructuring accrual remains to be used consisting of severance costs ($603,000), facility closures and exit costs ($10.7 million) and equipment write-downs ($116,000).

      In December 1999, Lason announced its intention to discontinue, by sale or exit from the market, its activities providing traditional litigation support, software development and other services. Those services are no longer consistent with Lason’s long-term growth strategy. The businesses to be discontinued consist of nine litigation copy businesses, an offset print business, a digital graphics business and the software development business that was acquired as part of the M-R acquisition. The results of operations of these businesses have been classified as discontinued operations in the Company’s condensed consolidated financial statements. Combined, these businesses had net revenue of approximately $6.4 million for the three months ended June 30, 2000 compared to approximately $8.8 million in 1999. The discontinued operations reported a net loss of approximately $748,000 for the three months ended June 30, 2000 compared to $171,000 for the comparable period of 1999. The net assets of the discontinued businesses primarily consist of accounts receivable and goodwill, and have been segregated as net assets of discontinued operations, net of allowance for estimated loss on disposal, in the Company’s condensed consolidated balance sheets. The Company has engaged brokers and is actively marketing these businesses.

      Four non-binding letters of intent have been signed for the sale of certain non-core businesses. The terms of the potential sales are currently being negotiated. However, there can be no assurance that any of the sales will ultimately be completed.

      Net interest expense was $6.6 million for the 2000 second quarter compared to $2.1 million in 1999. The increase is primarily due to higher average line of credit balances resulting from borrowings used to fund business acquisitions during 1999 and the effects of higher average borrowing rates in 2000 compared to 1999.

      The majority of the Company’s goodwill amortization expense is not deductible for federal income tax purposes. As a result, the Company has recorded an income tax benefit of $1.3 million on a pre-tax loss of $6.7 million from continuing operations for the three months ended June 30, 2000.

Results of Operations — Six Months Ended June 30, 2000 compared with Six Months Ended June 30, 1999

      Consolidated net revenues increased $75.6 million to $284.7 million for the six months ended June 30, 2000 from $209.1 million in the comparable 1999 period. Approximately $2.6 million was due to growth in the Company’s existing business. The remaining increase was due to revenue contributed by companies acquired after June 30, 1999. Revenue from M-R accounted for approximately 19% of the total year-over-year increase.

      Gross profit increased to $83.1 million for the six months ended June 30, 2000 from $74.5 for the same period of 1999, however, gross profit as a percentage of net revenues declined to 29% in 2000 from 36% in 1999. The lower gross profit as a percentage of net revenue is largely the result of changes in the Company’s product mix and costs associated with restructuring activities.

      Selling, general and administrative expenses increased to $72.4 million for the six months ended June 30, 2000 from $46.0 million for the comparable 1999 period. Selling, general and administrative expenses were approximately 25% of net revenues for the 2000 first half compared to 22% in 1999. Approximately $14.6 million of the increase is due to selling, general and administrative expenses of companies acquired after June 30, 1999. The remaining increase is primarily due to costs associated with restructuring activities, enhancing the corporate infrastructure, and other corporate administration expenses associated with managing a larger consolidated organization.

      Amortization of intangibles increased to $11.1 million for the six months ended June 30, 2000 from $5.4 million in 1999 primarily due to an increase in goodwill related to business acquisitions that were completed subsequent to June 30, 1999.

      Net interest expense was $12.1 million for the six months ended June 30, 2000 compared to $3.6 million for the comparable 1999 period. The increase is primarily due to higher average borrowing balances, which were used to fund business acquisitions in 1999 and the effects of higher average borrowing rates in 2000 as compared to 1999.

      The majority of the Company’s goodwill amortization expense is not deductible for federal income tax purposes. As a result, the Company has recorded an income tax benefit of $2.3 million on a pre-tax loss of $12.6 million from continuing operations for the six months ended June 30, 2000.

      Discontinued operations reported aggregate revenues of $13.3 million for the six months ended June 30, 2000, down from $16.5 million reported for the comparable 1999 period. The decrease in revenues in 2000 is primarily due to lower revenues from the discontinued offset print business. Discontinued operations reported a loss from operations of $1.1 million for the 2000 first half compared to operating income of $1.4 million in 1999. The significant decrease in operating income is primarily due to losses at the Company’s discontinued offset print business and losses at its discontinued software development company.

Liquidity and Capital Resources

      The Company has funded its operations and acquisitions through a combination of cash from operations, bank borrowings and the issuance of shares of common stock.

      Cash provided by operating activities was $16.7 million for the six months ended June 30, 2000 compared to $5.8 million for the comparable 1999 period. The increase in 2000 versus 1999 is primarily due to faster accounts receivable turnover and higher accounts payable balances, partially offset by lower net income before non-cash expenses.

      Cash used in investing activities totaled $50.2 million for the six months ended June 30, 2000 compared to $113.3 million in 1999. For the six months ended June 30, 2000, approximately $35.3 million was used to fund the additional purchase price resulting from acquired businesses achieving their targeted operating income during the relevant measurement period. In 1999, cash used in investing activities was largely used to fund the acquisition of businesses. Cash used for acquisitions totaled $99.3 million for the six months ended June 30, 1999. Cash used for investments in capital assets totaled $14.4 million in the first half of 2000 compared to $14.6 million in the comparable period of 1999.

      Cash provided by financing activities was $31.1 million for the six months ended June 30, 2000 compared to $114.5 million for the 1999 comparable period and largely consisted of borrowings on the Company’s revolving line of credit.

  Credit Agreement Borrowings

      The Company has a credit agreement with a bank group. Borrowings under the credit agreement are expected to be used to finance the additional purchase price for certain acquisitions, working capital, capital expenditures and other corporate purposes. Such borrowings are collateralized by a lien on all property of the Company, guarantee of certain of the Company’s subsidiaries, as well as pledges of the capital stock of certain subsidiaries. Interest on amounts outstanding is calculated based on interest rates determined at the time of borrowing. Borrowings bear interest at rates ranging from a Eurodollar rate plus a maximum of 2.75% (9.38% as of August 10, 2000) or a base percentage rate plus a maximum of 1.25% (10.75% at August 10, 2000) at the Company’s election at the time of borrowing. The credit agreement contains restrictions on acquisitions, disposition of assets, and the incurrence of other liabilities and contains certain financial ratio covenants.

      The credit agreement includes a revolving credit facility of $150 million, which the Company may increase up to $250 million subject to certain limitations. A portion of the revolving credit facility of up to $50 million is available to the Company for borrowings in Euro, British pound sterling, Canadian dollar and other freely traded currencies to be agreed upon with the lenders. Lason is not required to make principal payments until final maturity in 2004. As of August 10, 2000, $317.6 million was borrowed under the credit agreement.

      On March 30, 2000, the Company amended its credit agreement with its lenders. The amendment increased the revolving credit facility from $150 million to $175 million, which may be further increased to $185 million.

      As of August 14, 2000, the Company is not in compliance with certain covenants in its credit agreement. Under the terms of the credit agreement the lenders can, in addition to any other remedies that may be available to them, declare all amounts outstanding under the credit agreement to be immediately due and payable and can commence enforcement and collection actions. Enforcement and collection actions by the lenders could have a material adverse effect on the Company.

      The lenders have waived the covenant violations and related defaults through August 15, 2000. The Company is currently negotiating with the lenders to modify the credit agreement to reflect current operating conditions and the Company’s current business plan but, there can be no assurance that the Company will complete these negotiations successfully. Failure to amend the credit agreement could have a material adverse effect on the Company.

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

      In addition to its operational needs, the Company has cash requirements related to additional purchase price payments (the “Payments”) to be made, contingent upon certain targets being achieved, in connection with prior acquisitions. The maximum amount of the Payments, if any, that could be paid over a period of twenty-four months from June 30, 2000 totals approximately $187.0 million. It is anticipated that the actual amount of the Payments will be less than the maximum amount. As of June 30, 2000, approximately $18.8 million of such additional purchase price has been earned but not paid and is included in accrued expenses in the condensed consolidated balance sheet. The ability of the Company to make the Payments is dependent on the availability of financing, and there can be no assurance that any future financing will be available or that the terms of any future financing will be favorable to the Company. See Note 5 of Notes to Condensed Consolidated Financial Statements.

      In August 2000, the Company hired Donald MacKenzie of Conway MacKenzie & Dunleavy ("CM&D") to assume the role of Chief Restructuring Officer. In this role, Mr. MacKenzie and CM&D will be working with the Company's Board of Directors and Senior Management to secure adequate short-term and long-term financing and will assist with a variety of other restructuring initiatives. In addition, Mr. MacKenzie will be negotiating the resolution as of the additional purchase payments that have been earned but not yet paid.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

      Lason has exposure to interest rate risk on its obligations outstanding under the existing credit agreement, which bears interest at a variable rate. Based on the Company’s outstanding balance under the credit agreement on June 30, 2000 of $319.0 million, a one-percent increase or decrease in interest rates would decrease or increase, respectively, the Company’s pre-tax earnings and operating cash flows by appropriately $3.2 million on an annualized basis.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

      On December 21, 1999 and various dates thereafter, several individuals filed complaints against the Company and certain officers in various United States District Courts. The complaints purport to be brought as class actions on behalf of purchasers of shares of the Company's common stock during periods ranging from August 14, 1998, through December 17, 1999. These actions were consolidated in the United States District Court for the Eastern District of Michigan into a single action (the "consolidated action").

      On June 30, 2000, the plaintiffs filed an amended complaint in the consolidated action. The amended complaint purports to be brought as a class action on behalf of purchasers of the Company's common stock between February 17, 1998 and December 17, 1999, inclusive. The amended complaint alleges violations of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and violations of the Securities Act of 1933. Plaintiffs allege that the Company and certain of its officers made public statements containing material omissions and misrepresentations that allegedly created a misleading impression concerning the Company's revenues and earnings, the adequacy of due diligence relating to certain acquired companies and the effectiveness of efforts to integrate certain acquired companies. Plaintiffs also allege that the Company's financial statements reflected improper accounting methods. In their amended complaint, plaintiffs also have sued various underwriters involved in an August, 1998 offering of shares. The amended complaint seeks unspecified damages allegedly incurred as a result of the decline in the market price of shares of the Company's common stock after their purchase by the plaintiffs.

      The consolidated action is in a preliminary stage. However, the Company believes, based on the advice of outside legal counsel, that it and the named officers have substantial defenses to the plaintiffs' claims, and the Company intends to vigorously defend these claims. The Company's officers that are named in this litigation are covered by liability insurance policies paid for by the Company. While the final resolution of this litigation cannot be presently determined, management does not believe it will have a material adverse effect on the Company's business, or the future consolidated financial statements, although such adverse effects could be possible.

      Various other claims have been made against the Company in the normal course of business. Management believes that none of those proceedings will have a material adverse effect on the Company's business, financial condition or results of operations.

Item 2.  Changes in Securities and Use of Proceeds

      During the second quarter of 2000, the Company issued 132,944 shares of its common stock to shareholders of companies it had previously acquired as additional consideration for the achievement of certain target levels of financial performance after the acquisitions. The shares were issued at a price of $9.21 per share, for a total value of $1,223,914. The issuance of shares of the common stock were exempt from registration under the Securities Act of 1933 by virtue of Section 4(2) thereof as transactions not involving a public offering.

Item 3.  Defaults upon Senior Securities

      At June 30, 2000, there was $319 million outstanding under the Company’s credit agreement with its lenders. At that time, the Company was not, and the Company currently is not, in compliance with certain financial covenants contained in the credit agreement. The lenders have the right under the credit agreement to, in addition to any other remedies that may be available to them, declare all amounts outstanding immediately due and payable, but they have not done so. The Company is currently negotiating with the lenders to modify the credit agreement to reflect current operating conditions and the Company’s current business plan. There can be no assurance, however, that the Company will complete these negotiations successfully. Failure to amend the credit agreement could have a material adverse effect on the Company. See Note 5 of Notes to Condensed Consolidated Financial Statements.

Item 5.  Other Information

      On August 2, 2000, the Company hired Donald MacKenzie of Conway MacKenzie & Dunleavy (“CM&D”) to assume the role of Chief Restructuring Officer. In this role, Mr. MacKenzie and CM&D will be working with the Company’s Board of Directors and Senior Management to secure adequate short-term and long-term financing and will assist with a variety of other restructuring initiatives.

      Effective July 26, 2000, Gary L. Monroe resigned his position as Chairman of the Board and Chief Executive Officer of the Company but remains a Director of the Company. Robert A. Yanover, a founder of the Company and a former Chairman of the Board , has been elected Chairman of the Board and John R. Messinger, who joined the Company in July 1997 and has served as President and Chief Operating Officer since January 1999, has been appointed Acting Chief Executive Officer. Mr. Messinger will continue as President and Chief Operating Officer.

     Fariborg Ghadar resigned his position as a Director on the Lason, Inc. Board, effective August 3, 2000. Mr. Ghadar served as Director since January 15, 1997.

Item 6.  Exhibits and Reports on Form 8-K

a.  Exhibits

2.9	Agreement of Purchase and Sale of Stock dated July 17, 1997 between Lason and Image Conversion Systems, Inc. (1)
2.10	Asset Purchase Agreement dated November 25, 1997 between Lason and VIP Imaging, Inc.(2)
2.11	Stock Purchase Agreement dated February 12, 1998 with respect to the acquisition of Racom Corporation and its affiliates by Lason. (3)
2.12	Asset Purchase Agreement dated March 5, 1998 between Lason and API Systems, Inc.(4)
2.13	Agreement for the Purchase and Sale of Stock dated July 24, 1998 between Lason and Consolidated Reprographics.(5)
2.15	Transaction Agreement between Lason and M-R Group plc dated March 25, 1999.(6)
2.16	Amendment Agreement between Lason and M-R Group plc dated April 30, 1999.(6)
2.17	Amendment Agreement between Lason and M-R Group plc dated May 13, 1999.(6)
3.1	Form of Amended and Restated Certificate of Incorporation of the Company.(7)
3.2	Form of Revised Amended and Restated Bylaws.(8)
4.1	Form of Certificate representing Common Stock of the Company. (7)
4.3	Third Amended and Restated Credit Agreement dated as of August 16, 1999 among the Company, the Lenders named therein, Bank One, Michigan as administrative agent, and Comerica Bank, as syndication agent. (9)
4.4	Second Amendment to Third Amended and Restated Credit Agreement.(10)
10.5	Registration Agreement dated January 17,1995 by and among the Company and the 1995 Stockholders. (7)
10.9	Offer of employment dated April 30, 1996 from Lason Systems, Inc. to Mr. Rauwerdink.(7)
10.10	Offer of employment dated June 12, 1996 from Lason Systems, Inc. to Mr. Jablonski.(7)
10.11	1995 Stock Option Plan of the Company. (7)
10.17	1996 Lason Management Bonus Plan.(7)
10.18	Lason Systems, Inc. 401 (k) Profit Sharing Plan & Trust.(7)
10.19	Amendments to Lason Systems, Inc. 401 (k) Profit Sharing Plan & Trust.(7)
10.20	Lease Agreement dated as of September 3, 1985 by and between Lason Systems, Inc. and Mart Associates, as amended. (7)
10.24	Employment Agreement of Gary L. Monroe dated June 1, 1999.(9)
10.25	Amended and Restated Secured Promissory Note, dated as of June 5, 1999 — Gary L. Monroe.(9)
10.26	Amended and Restated Pledge and Security Agreement dated June 5, 1999 — Gary L. Monroe.(9)
10.27	Amended and Restated Secured Promissory Note, dated as of June 5, 1999 — William J. Rauwerdink.(9)
10.28	Amended and Restated Pledge and Security Agreement dated June 5, 1999 — William J. Rauwerdink.(9)

10.29	Amended and Restated Secured Promissory Note, dated as of June 5, 1999 — John R. Messinger.(9)
10.30	Amended and Restated Pledge and Security Agreement dated June 5, 1999 — John R. Messinger.(9)
10.42	1998 Equity Participation Plan of Lason, Inc.(11)
10.43	Employment Agreement of John R. Messinger dated April 27, 1999.(6)
27	Financial Data Schedule†
27.1	Financial Data Schedule — 1999 Restated

†	Filed herewith.

(1)	Incorporated herein by reference to Registrant’s Form 8-K filed on August 4, 1997, Commission File No. 0-21407.

(2)	Incorporated herein by reference to Registrant’s Form 8-K filed on December 10, 1997, Commission File No. 0-21407.

(3)	Incorporated herein by reference to Registrant’s Form 8-K filed on March 17, 1998, Commission File No. 0-21407.

(4)	Incorporated herein by reference to Registrant’s Form 8-K filed on March 20, 1998, Commission File No. 0-21407.

(5)	Incorporated herein by reference to Registrant’s Form S-1 filed on July 30, 1998, Commission File No. 333-60143.

(6)	Incorporated herein by reference to Registrant’s Form 10-Q filed on May 17, 1999, Commission File No. 0-21407.

(7)	Incorporated herein by reference to Registrant’s Form S-1 filed on October 7, 1996, Commission File No. 333-09799.

(8)	Incorporated herein by reference to Registrant’s Form 10-Q filed on May 15, 1998, Commission File No. 0-21407.

(9)	Incorporated herein by reference to Registrant’s Form 10-Q filed on August 16, 1999, Commission File No. 0-21407.

(10)	Incorporated herein by reference to Registrant’s Form 10-K filed on March 30, 2000, Commission File No. 0-21407.

(11)	Incorporated herein by reference to registrant’s 1998 proxy statement, Appendix A, filed on April 28, 1998, Commission File No. 0-21407.

B. Reports on Form 8-K

      The Company filed a Form 8-K, dated April 4, 2000, disclosing in Item 5 that Michael T. Willis resigned as a director of the Company effective April 4, 2000.

      The Company filed a Form 8-K, dated May 26, 2000, disclosing in Item 5 that (i) Joseph P. Nolan resigned as a director of the Company effective May 26, 2000, (ii) William C. Brooks was appointed as a director to fill the vacancy created by Mr. Nolan’s resignation, (iii) Gary L. Monroe was re-elected a director of the Company, and (iv) the Company had obtained an extension until July 10, 2000 of the waiver of certain covenant defaults in its credit agreement.

      The Company filed a Form 8-K, dated July 10, 2000, disclosing in Item 5 that it had obtained an extension until August 15, 2000 of the waiver of certain covenant defaults in its credit agreement.

      The Company filed a Form 8-K, dated July 26, 2000, disclosing in Item 5 that (i) Gary L. Monroe resigned his position as Chairman of the Board and Chief Executive Officer of the Company (ii) Robert A. Yanover was elected Chairman of the Board (iii) John R. Messinger was appointed Acting Chief Executive Officer, and (iv) Mr. Messinger would continue as President and Chief Operating Officer.

SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ LASON, Inc.
(Registrant)

/s/ JOHN R. MESSINGER
Acting Chief Executive Officer; President and
Chief Operating Officer

/s/ ROBERT T. BASSMAN
Vice President and
Corporate Controller

August 14, 2000
(Date)

EXHIBIT INDEX

Exhibit No.	Description

2.9	Agreement of Purchase and Sale of Stock dated July 17, 1997 between Lason and Image Conversion Systems, Inc. (1)
2.10	Asset Purchase Agreement dated November 25, 1997 between Lason and VIP Imaging, Inc.(2)
2.11	Stock Purchase Agreement dated February 12, 1998 with respect to the acquisition of Racom Corporation and its affiliates by Lason. (3)
2.12	Asset Purchase Agreement dated March 5, 1998 between Lason and API Systems, Inc.(4)
2.13	Agreement for the Purchase and Sale of Stock dated July 24, 1998 between Lason and Consolidated Reprographics.(5)
2.15	Transaction Agreement between Lason and M-R Group plc dated March 25, 1999.(6)
2.16	Amendment Agreement between Lason and M-R Group plc dated April 30, 1999.(6)
2.17	Amendment Agreement between Lason and M-R Group plc dated May 13, 1999.(6)
3.1	Form of Amended and Restated Certificate of Incorporation of the Company.(7)
3.2	Form of Revised Amended and Restated Bylaws.(8)
4.1	Form of Certificate representing Common Stock of the Company. (7)
4.3	Third Amended and Restated Credit Agreement dated as of August 16, 1999 among the Company, the Lenders named therein, Bank One, Michigan as administrative agent, and Comerica Bank, as syndication agent. (9)
4.4	Second Amendment to Third Amended and Restated Credit Agreement.(10)
10.5	Registration Agreement dated January 17,1995 by and among the Company and the 1995 Stockholders. (7)
10.9	Offer of employment dated April 30, 1996 from Lason Systems, Inc. to Mr. Rauwerdink.(7)
10.10	Offer of employment dated June 12, 1996 from Lason Systems, Inc. to Mr. Jablonski.(7)
10.11	1995 Stock Option Plan of the Company. (7)
10.17	1996 Lason Management Bonus Plan.(7)
10.18	Lason Systems, Inc. 401 (k) Profit Sharing Plan & Trust.(7)
10.19	Amendments to Lason Systems, Inc. 401 (k) Profit Sharing Plan & Trust.(7)
10.20	Lease Agreement dated as of September 3, 1985 by and between Lason Systems, Inc. and Mart Associates, as amended. (7)
10.24	Employment Agreement of Gary L. Monroe dated June 1, 1999.(9)
10.25	Amended and Restated Secured Promissory Note, dated as of June 5, 1999 — Gary L. Monroe.(9)
10.26	Amended and Restated Pledge and Security Agreement dated June 5, 1999 — Gary L. Monroe.(9)
10.27	Amended and Restated Secured Promissory Note, dated as of June 5, 1999 — William J. Rauwerdink.(9)
10.28	Amended and Restated Pledge and Security Agreement dated June 5, 1999 — William J. Rauwerdink.(9)
10.29	Amended and Restated Secured Promissory Note, dated as of June 5, 1999 — John R. Messinger.(9)
10.30	Amended and Restated Pledge and Security Agreement dated June 5, 1999 — John R. Messinger.(9)

Exhibit No.	Description

10.42	1998 Equity Participation Plan of Lason, Inc.(11)
10.43	Employment Agreement of John R. Messinger dated April 27, 1999.(6)
27	Financial Data Schedule†
27.1	Financial Data Schedule — 1999 Restated

†	Filed herewith.

(1)	Incorporated herein by reference to Registrant’s Form 8-K filed on August 4, 1997, Commission File No. 0-21407.

(2)	Incorporated herein by reference to Registrant’s Form 8-K filed on December 10, 1997, Commission File No. 0-21407.

(3)	Incorporated herein by reference to Registrant’s Form 8-K filed on March 17, 1998, Commission File No. 0-21407.

(4)	Incorporated herein by reference to Registrant’s Form 8-K filed on March 20, 1998, Commission File No. 0-21407.

(5)	Incorporated herein by reference to Registrant’s Form S-1 filed on July 30, 1998, Commission File No. 333-60143.

(6)	Incorporated herein by reference to Registrant’s Form 10-Q filed on May 17, 1999, Commission File No. 0-21407.

(7)	Incorporated herein by reference to Registrant’s Form S-1 filed on October 7, 1996, Commission File No. 333-09799.

(8)	Incorporated herein by reference to Registrant’s Form 10-Q filed on May 15, 1998, Commission File No. 0-21407.

(9)	Incorporated herein by reference to Registrant’s Form 10-Q filed on August 16, 1999, Commission File No. 0-21407.

(10)	Incorporated herein by reference to Registrant’s Form 10-K filed on March 30, 2000, Commission File No. 0-21407.

(11)	Incorporated herein by reference to registrant’s 1998 proxy statement, Appendix A, filed on April 28, 1998, Commission File No. 0-21407.