Form 10-Q/A
period 2000-06-30
LASON INC
filed 2000-08-15
CIK 1020616

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

LASON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for shares)

	June 30,	December 31,
	2000	1999

	(Unaudited)

ASSETS

Cash and cash equivalents	$5,746	$9,753

Accounts receivable (net)	116,479	117,760

Supplies	13,311	13,181

Deferred income taxes	6,050	5,861

Net assets of discontinued operations	18,682	18,682

Prepaid expenses and other	28,195	27,541

Total current assets	188,463	192,778

Property and equipment (net)	104,471	106,102

Intangible assets (net)	558,988	529,146

Employee loans receivable	3,168	3,168

Deferred income taxes	1,485	207

Other	4,793	5,031

Total assets	$861,368	$836,432

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accrued expenses	$52,152	$47,575

Accounts payable	28,762	27,816

Notes payable	786	294

Acquisition-related obligations	8,547	16,580

Accrued restructuring expenses	11,360	13,310

Customer deposits	5,266	6,079

Revolving credit line borrowings	169,000	—

Term loan	150,000	—

Current portion of term loan	—	11,250

Deferred income taxes	4,928	—

Other	11,505	9,013

Total current liabilities	442,306	131,917

Revolving credit line borrowings	—	134,000

Term loan	—	138,750

Deferred income taxes	—	1,299

Convertible debentures	3,034	3,034

Other	5,291	7,910

Total liabilities	450,631	416,910

STOCKHOLDERS’ EQUITY

Common stock, $.01 par value; 100,000,000 shares authorized, 19,488,058 and 18,986,910 shares issued and outstanding, 553,257 and 698,712 shares held in escrow	188	182

Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued and outstanding	—	—

Additional paid-in capital	432,942	421,544

Retained deficit	(16,045)	(3,977)

Treasury stock (at cost)	(5,541)	(5,541)

Accumulated other comprehensive income	(807)	7,314

Total stockholders’ equity	410,737	419,522

Total liabilities and stockholders’ equity	$861,368	$836,432

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

     Fariborz Ghadar resigned his position as a Director on the Lason, Inc. Board, effective August 3, 2000. Mr. Ghadar served as Director since January 15, 1997.

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

/s/ LASON, Inc.
(Registrant)

/s/ JOHN R. MESSINGER
Acting Chief Executive Officer; President and
Chief Operating Officer

/s/ ROBERT T. BASSMAN
Vice President and
Corporate Controller

August 15, 2000
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