Form 10-Q
period 2000-09-30
LASON INC
filed 2000-11-14
CIK 1020616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

As of November 13, 2000, 19,567,325 shares of Common Stock, $.01 par value were outstanding.

PART I FINANCIAL INFORMATION HAS BEEN OMITTED. PART I WILL BE FILED BY AMENDMENT.

PART I Financial Information (OMITTED)
PART II Other Information

Item 1. Legal Proceedings

      On April 20, 2000, ConEng, Inc. (formerly Content Engineering, Inc.) (“Content”) and the former owners of Content, Terri Erickson, Lili Finnegan and Darrell Clark, filed an arbitration claim against the Company with the American Arbitration Association in San Francisco, California alleging it is owed approximately $2,500,000 in additional purchase payments for having achieved certain performance levels as provided under its acquisition agreement with the Company in November 1998.

      On June 5, 2000, Michael Rittlinger, the former owner of Addressing Services, Inc. (“ASCO”) brought an action against the Company in the United States District Court for the District of Connecticut alleging among other things, that he is owed an aggregate of approximately $10,000,000 in connection with the decline in the value of the Lason Common Stock he received for his stock in ASCO and in additional purchase payments for having achieved certain performance levels as provided under his acquisition agreement with the Company in July 1999. The claims with respect to the Lason Common Stock allege, among others, securities fraud, misrepresentation, negligent representation and other state law claims.

      On August 18, 2000, James Stewart, the former owner of Marketing Associates, Inc., brought an action in Oakland County Circuit Court alleging, among other things, that he is owed an aggregate of approximately $4,500,000 in connection with certain tax liabilities the Company agreed to assume and in additional purchase payments for having achieved certain performance levels as provided in the acquisition agreement with the Company in May 1999.

      On August 24, 2000, The Coverdale Family Trust and James Coverdale, the former owners of Cover-All Computer Holdings Company, brought an action against the Company in the Ontario Superior Court of Justice (Toronto) alleging, among other things, that they are owed approximately $6,100,000 (CN) in additional purchase payments for having achieved certain performance levels as provided under their acquisition agreement with the Company.

      On April 11, 2000, the Company filed for arbitration with the American Arbitration Association in New York, New York against Steven Fruchter, Philip Fruchter and Laurence Braun, the former owners of BSJG, Inc. (formerly API Systems, Inc. )(“API”) alleging, among other things, racketeering, securities fraud and breach of representations and warranties and seeking generally in excess of $5,000,000 and rescission, in connection with the Company’s acquisition of API in March 1998. The former owners and API have filed a counterclaim against the Company alleging, among other things that they are owed an aggregate of approximately $13,700,000 in connection with an alleged wrongful termination of Braun’s employment and in additional purchase payments for having achieved certain performance levels as provided under the acquisition agreement.

      The Company is vigorously defending the foregoing claims and is determining whether and the extent to which the applicable performance criteria relating to each of the additional purchase payments have been achieved.

      Except with respect to the consolidated action disclosed most recently in the Form 10-Q for the quarter ended June 30, 2000, various other claims have been made against the Company in the normal course of business which Management believes will not have a material adverse effect on the Company’s business, financial condition or results of operations.

Item 2. Changes in Securities and Use of Proceeds

      During a third quarter of 2000, the Company issued 22,514 shares of its common stock to shareholders of a company that it had previously acquired in connection with conversion of non-negotiable convertible debentures issued in connection with such acquisition. The shares were issued at a price of approximately $51.95 per share, for a total value of $1,169,590. The issuance of shares of the common stock were exempt from registration under the Securities Act of 1933 by virtue of Section 4(2) thereof as transactions not involving a public offering.

Item 3. Defaults upon Senior Securities

      Prior to September 15, 2000, the Company was not in compliance with certain financial covenants contained in its credit agreement with lenders in effect at such time. On September 15, 2000, the Company amended its credit agreement with its lenders. Since such time, the Company has been in compliance with the financial and other covenants contained in the amended credit agreement.

Item 4. Submission of Matters to a vote of Security Holders

      On June 1, 2000, the Company held its Annual Meeting of Shareholders. There was only one matter voted on, the election of a director to the Board of Directors. The one director nominee was elected. The following table sets forth the results of the voting:

	Election of Directors

Nominee:	Votes For	Votes Withheld	Votes Against	Abstained
Gary L. Monroe	13,126,637	966,220

Item 5. Other Information

      On November 14, 2000, Gary L. Monroe resigned as a Director of the Company and John R. Messinger was elected as a Director in his stead. Mr. Monroe did not resign because of a disagreement with the Company. As of November 14, 2000, the following persons constitute the Board of Directors of the Company: William C. Brooks, John R. Messinger, Allen J. Nesbitt and Robert A. Yanover.

      On November 14, 2000, the Company removed the interim status of John R. Messinger as Acting Chief Executive Officer and made him its Chief Executive Officer.

      On September 25, 2000, the Company hired John Stelter of Conway MacKenzie & Dunleavy to assume the role of Interim Chief Financial Officer.

      At November 14, 2000, the following persons constitute the executive officers of the Company:

NAME	TITLE

Robert A. Yanover	Chairman of the Board

John R. Messinger	Chief Executive Officer, President and Chief Operating Officer

Donald S. MacKenzie	Chief Restructuring Officer

John R. Stelter	Interim Chief Financial Officer

Randy L. Baker	Executive Vice President, Business Integration and Human

Resources

      On October 30, 2000, Lason’s common stock was delisted from The Nasdaq Stock Market. Effective on such date, Lason shares began trading on the OTC Bulletin Board under the symbol “LSON.”

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

1999 among the the Company, the Lenders named therein, Bank One,

Michigan as administrative agent, and Comerica Bank, as syndication agent. (9)

4.4	Second Amendment to Third Amended and Restated Credit

Agreement.(10)

4.5	Third Amendment to Third Amended and Restated Credit Agreement. †

10.5	Registration Agreement dated January 17,1995 by and among the

Company and the 1995 Stockholders. (7)

10.10	Offer of employment dated June 12, 1996 from Lason Systems, Inc. to Mr. Jablonski.(7)

10.11	1995 Stock Option Plan of the Company. (7)

10.17	1996 Lason Management Bonus Plan.(7)

10.18	Lason Systems, Inc. 401 (k) Profit Sharing Plan & Trust.(7)

10.19	Amendments to Lason Systems, Inc. 401 (k) Profit Sharing Plan & Trust.(7)

10.20	Lease Agreement dated as of September 3, 1985 by and between Lason

Systems, Inc. and Mart Associates, as amended. (7)

10.25	Amended and Restated Secured Promissory Note, dated as of June 5,

1999 – Gary L. Monroe.(9)

10.26	Amended and Restated Pledge and Security Agreement dated June 5,

1999 – Gary L. Monroe.(9)

10.29	Amended and Restated Secured Promissory Note, dated as of June 5,

1999 – John R. Messinger.(9)

10.30	Amended and Restated Pledge and Security Agreement dated June 5,

1999 – John R. Messinger.(9)

10.42	1998 Equity Participation Plan of Lason, Inc.(11)

10.43	Employment Agreement of John R. Messinger dated April 27, 1999.(6)

27	Financial Data Schedule†

27.1	Financial Data Schedule – 1999 Restated

† Filed herewith.

(1)	Incorporated herein by reference to Registrant’s Form 8-K filed on August 4, 1997, Commission File No. 0-21407.

(2)	Incorporated herein by reference to Registrant’s Form 8-K filed on December 10, 1997, Commission File No. 0-21407.

(3)	Incorporated herein by reference to Registrant’s Form 8-K filed on March 17, 1998, Commission File No. 0-21407.

(4)	Incorporated herein by reference to Registrant’s Form 8-K filed on March 20, 1998, Commission File No. 0-21407.

(5)	Incorporated herein by reference to Registrant’s Form S-1 filed on July 30, 1998, Commission File No. 333-60143.

(6)	Incorporated herein by reference to Registrant’s Form 10-Q filed on May 17, 1999, Commission File No. 0-21407.

(7)	Incorporated herein by reference to Registrant’s Form S-1 filed on October 7, 1996, Commission File No. 333-09799.

(8)	Incorporated herein by reference to Registrant’s Form 10-Q filed on May 15, 1998, Commission File No. 0-21407.

(9)	Incorporated herein by reference to Registrant’s Form 10-Q filed on August 16, 1999, Commission File No. 0-21407.

(10)	Incorporated herein by reference to Registrant’s Form 10-K filed on March 30, 2000, Commission File No. 0-21407.

(11)	Incorporated herein by reference to registrant’s 1998 proxy statement, Appendix A, filed on April 28, 1998, Commission File No. 0-21407.

b. Reports on Form 8-K

      On July 12, 2000, the Company filed a Form 8-K disclosing in Item 5 that it had obtained an extension until August 15, 2000 of the waiver of violations related to certain of the covenants in its credit agreement.

      On August 16, 2000, the Company filed a Form 8-K disclosing in Item 5 that it had obtained an extension until September 15, 2000 of the waiver of violations related to certain of the covenants in its credit agreement.

      On August 1, 2000, the Company filed a Form 8-K disclosing in Item 5 that Gary L. Monroe resigned his positions as Chairman of the Board and Chief Executive Officer, Robert A. Yanover was elected Chairman of the Board and John R. Messinger, the President and Chief Operating Officer, was also elected Acting Chief Executive Officer, effective July 26, 2000.

      On August 25, 2000, the Company filed a Form 8-K disclosing in Item 5 that William J. Rauwerdink resigned as a director effective August 7, 2000.

      On September 18, 2000, the Company filed a Form 8-K disclosing in Item 5 that it had reached a definitive agreement with a group of banks, whose agent is Bank One, to extend its existing bank credit facility for a one-year term

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASON, Inc. (Registrant)

/s/ John R. Messinger Chief Executive Officer; President and Chief Operating Officer

/s/ John R. Stelter Interim Chief Financial Officer

November 14, 2000

Exhibit Index

4.5	Third Amendment to Third Amended and Restated Credit Agreement.