Form 10-Q/A
period 2000-09-30
LASON INC
filed 2000-11-21
CIK 1020616

The following items were the subject of a Form 12b-25 and are included herein: PART I (Items 1-3)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QA AMENDMENT #1

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]     No [   ]

     As of November 20, 2000, 19,601,542 shares of Common Stock, $.01 par value were outstanding.

LASON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for shares)

	September 30,	December 31,
	2000	1999

ASSETS

Cash and cash equivalents	$8,076	$9,753

Accounts receivable (net)	104,851	117,760

Supplies	10,626	13,181

Deferred income taxes	10,888	5,861

Net assets of discontinued operations	18,682	18,682

Prepaid expenses and other	30,602	27,541

Total current assets	183,725	192,778

Property and equipment (net)	104,265	106,102

Intangible assets (net)	499,362	529,146

Employee loans receivable	2,546	3,168

Deferred income taxes	1,450	207

Other	1,421	5,031

Total assets	$792,769	$836,432

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accrued expenses	$36,902	$31,349

Accounts payable	31,097	27,816

Notes payable	931	294

Acquisition-related obligations	53,603	32,806

Accrued restructuring expenses	10,596	13,310

Customer deposits	4,041	6,079

Revolving credit line borrowings	175,900	—

Term loan	142,500	—

Current portion of term loan	—	11,250

Deferred income taxes	347	—

Other	12,842	9,013

Total current liabilities	468,759	131,917

Revolving credit line borrowings	—	134,000

Term loan	—	138,750

Deferred income taxes	—	1,299

Convertible debentures	1,864	3,034

Other	5,767	7,910

Total liabilities	476,390	416,910

STOCKHOLDERS’ EQUITY

Common stock, $.01 par value; 100,000,000 shares authorized, 19,510,572 and 18,986,910 shares issued and outstanding, 527,370 and 698,712 shares held in escrow	188	182

Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued and outstanding	—	—

Additional paid-in capital	435,349	421,544

Retained deficit	(107,708)	(3,977)

Treasury stock (at cost)	(5,541)	(5,541)

Accumulated other comprehensive income	(5,909)	7,314

Total stockholders’ equity	316,379	419,522

Total liabilities and stockholders’ equity	$792,769	$836,432

The accompanying Notes are an integral part of the condensed consolidated financial statements.

LASON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME,
Three and Nine Months Ended September 30, 2000 and 1999, (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

Revenues, net of postage	$135,489	$140,501	$420,170	$349,567

Cost of revenues	106,584	85,421	308,126	220,004

Gross profit	28,905	55,080	112,044	129,563

Selling, general and administrative expenses	43,135	31,493	115,497	77,531

Compensatory stock option expense	121	65	280	208

Amortization of intangibles	9,297	4,499	20,384	9,853

Asset impairment charge	74,853	—	74,853	—

Restructuring expenses	—	—	—	7,755

Income from operations	(98,501)	19,023	(98,970)	34,216

Net interest expense	7,063	3,100	19,155	6,735

Income (loss) from continuing operations before income taxes	(105,564)	15,923	(118,125)	27,481

Provision (benefit) for income taxes	(14,924)	6,464	(17,263)	12,347

Net income (loss) from continuing operations	(90,640)	9,459	(100,862)	15,134

Income (loss) from discontinued operations, net of tax	(1,023)	(1,257)	(2,869)	(1,124)

Net income (loss)	(91,663)	8,202	(103,731)	14,010

Other comprehensive income:

Foreign currency translation adjustments	(5,102)	5,945	(13,223)	5,928

Comprehensive income (loss)	$(96,765)	$14,147	$(116,954)	$19,938

Basic earnings per share:

Net income (loss) from continuing operations	$(4.81)	$0.53	$(5.38)	$0.84

Net income (loss) from discontinued operations	(0.05)	(0.07)	(0.15)	(0.06)

Net income (loss)	$(4.86)	$0.46	$(5.53)	$0.78

Diluted earnings per share:

Net income (loss) from continuing operations	$(4.81)	$0.50	$(5.38)	$0.80

Net income (loss) from discontinued operations	(0.05)	(0.07)	(0.15)	(0.06)

Net income (loss)	$(4.86)	$0.43	$(5.53)	$0.74

The accompanying Notes are an integral part of the condensed consolidated financial statements.

LASON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	September 30,

	2000	1999

Cash Flows Provided By (Used In) Operating Activities	$24,383	$8,999

Cash Flows From Investing Activities:

Payments for acquisition of businesses	(35,156)	(127,934)

Additions to fixed assets and intangibles	(17,593)	(29,135)

Other, net	(310)	881

Net cash used in investing activities	(53,059)	(156,188)

Cash Flows From Financing Activities:

Borrowings on revolving line of credit	192,550	335,218

Repayments on revolving line of credit	(150,650)	(304,218)

Borrowings on term loan	—	150,000

Repayments on term loan	(7,500)	—

Repayments of notes payable	106	(18,606)

Repayment on capital lease liabilities and other debt	(4,273)	(3,506)

Payments to amend credit agreement	(1,235)	(2,260)

Other, net	30	(461)

Net cash provided by financing activities	29,028	156,167

Effect of foreign exchange rate changes on cash and cash equivalents	(2,029)	161

Net increase (decrease) in cash and cash equivalents	(1,677)	9,139

Cash and cash equivalents at beginning of period	9,753	1,315

Cash and cash equivalents at end of period	$8,076	$10,454

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

      In the opinion of management, all necessary adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

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

      Following is summary financial information for the Company’s discontinued operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

Revenues, net	$5,182	$8,384	$18,529	$24,873

Cost of revenues	3,910	6,238	14,108	16,561

Gross profit	1,272	2,146	4,421	8,312

Selling, general and administrative expenses	1,743	2,985	6,014	7,306

Amortization of intangibles	—	289	—	732

Income (Loss) from operations	(471)	(1,128)	(1,593)	274

Net interest expense	932	677	2,746	1,887

Net Loss from discontinued operations before income taxes	(1,403)	(1,805)	(4,339)	(1,613)

Provision for income taxes	(380)	(548)	(1,470)	(489)

Net Loss from discontinued operations	$(1,023)	$(1,257)	$(2,869)	$(1,124)

      Net loss from discontinued operation includes interest costs totaling $932,000 and $677,000 for the three months ended September 30, 2000 and 1999, respectively, and $2.7 million and $1.9 million for the nine months ended September 30, 2000 and 1999, respectively, which was allocated based on the ratio of net assets to be discontinued to total consolidated net assets. The net assets of the discontinued businesses primarily consist of accounts receivable and goodwill, and have been segregated as net assets of discontinued operations, net of allowances for estimated loss on disposal, in the accompanying condensed consolidated balance sheets.

      In October 2000, the Company sold a portion of its litigation copy business for approximately $6.0 million in cash before deduction of commissions and other selling expenses and subject to certain purchase price adjustments. The purchaser has received an option for a portion of the remaining business which expires November 22, 2000.

Note 3.  Restructuring

      In the fourth quarter of 1999, management completed a thorough review of its operations and approved a restructuring plan to make the Company more efficient and to lower overall costs. These decisions resulted in the Company recording a one-time pre tax charge to operations of $14.9 million in the fourth quarter of 1999. The charge consisted of severance; facility closure and exit costs related primarily to discontinued leases and equipment write downs. The restructuring plan calls for the consolidation of facilities and operations, the closure of facilities, and the streamlining of the administrative support functions.

      A summary of the accrued restructuring accrual for the nine months ended September 30, 2000 follows (in thousands):

	Accrual at	2000	Accrual at
	January 1, 2000	Activity	September 30, 2000

Severance	$1,623	$(1,195)	$428

Facility closure	11,651	(1,509)	10,142

Other	36	(10)	26

Accrual	13,310	(2,714)	10,596

Equipment write down to estimated recovery	1,433	(1,317)	116

Total	$14,743	$(4,031)	$10,712

Note 4.  Asset Impairment Charge

      The Company evaluates the recoverability of long lived assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted cash flows associated with them. The recoverability of long lived assets held for sale is evaluated by comparing the assets carrying value to its estimated net sale proceeds. As part of its continuing restructuring activities, the Company has identified certain business units (located within and outside the United States) with a combined net book value of $136.2 million for possible sale or closure. During the third quarter of 2000, the Company recorded an impairment charge of $74.9 million ($3.97 per share), which is made up principally of a goodwill write-down of $73.3 million. Operating income (loss) (excluding the impairment charge) for these units for the quarter ended September 30, 2000 and 1999 was $1.1 million and $(0.6) million, and for the nine months ended September 30, 2000 and 1999 were $5.0 million and $2.1 million, respectively.

      A substantial amount of the impairment charge will result in a capital loss for tax reporting purposes which the Company will not currently be able to use. This loss can be carried forward for five years to offset future capital gains. A valuation reserve has been provided against this tax benefit, as it is unlikely that the benefit will be recovered through future capital gains.

Note 5.  Acquisitions

      From June 1995 through December 31, 1999, the Company, through certain of its subsidiaries, completed the acquisition of either substantially all the assets or all the stock ownership interest in a substantial number of companies. The Company has not completed any acquisitions for the nine months ended September 30, 2000.

      Certain of the purchase agreements for acquisitions previously completed provide for an increase to the purchase price if operating income of the acquired business exceeds targeted levels. The maximum amount of additional purchase price which may be recorded over the next sixteen months should such targets be achieved is approximately $110.7 million. As of September 30, 2000, approximately $43.1 million of additional purchase price has been earned but not paid and is included in acquisition related obligations in the condensed consolidated balance sheet.

      For the nine months ended September 30, 2000, the Company has recorded additional purchase price related to previous acquisitions totaling approximately $26.9 million primarily resulting from acquired businesses achieving their targeted operating income. These amounts have been recorded as an adjustment to the purchase price of the related acquisitions and charged to goodwill.

Note 6.  Debt

      The Company has a credit agreement with a bank group. Borrowings under the credit agreement are expected to support the financing requirements relating to the additional purchase price for certain prior acquisitions, working capital, capital expenditures and other corporate purposes. Such borrowings are collateralized by a lien on all property of the Company, guarantees of certain of the Company’s subsidiaries, as well as pledges of the capital stock of certain subsidiaries. Interest on amounts outstanding is calculated based on interest rates determined at the time of borrowing. Borrowings bear interest at a base percentage rate plus a maximum of 1.25% (10.75% at September 30, 2000). The credit agreement contains restrictions on acquisitions, disposition of assets, and the incurrence of other liabilities and contains certain financial ratio covenants.

      On September 15, 2000, the Company amended its credit agreement with its lenders extending the effective date through September 14, 2001. The amendment limited the revolving credit facility to $176.4 million, imposed new restrictions on capital expenditures and cash payments related to earnout obligations, and required minimum consolidated EBITDA and cash flow levels. The outstanding borrowings at September 30, 2000 were $175.9 million.

      The credit agreement also has a term loan facility of $150 million. As the term loan is a part of the credit agreement, it has been classified as a current liability. The outstanding borrowings at September 30, 2000 were $142.5 million. The term facility calls for monthly principal payments with final maturity May 2004, as follows (in thousands):

2000	$5,000

2001	21,563

2002	37,187

2003	53,750

2004	25,000

Total	$142,500

      In addition to the monthly principal payments, the credit agreement calls for term loan principal reductions equal to 80% of the net cash proceeds received from the sale or disposition of assets designated by the Company prior to the amendment.

Note 7.  Comprehensive Income

      The assets and liabilities of foreign subsidiaries are translated into United States dollars using period-end exchange rates, while the income statements are translated using average exchange rates during the periods. Differences arising from the translation of assets and liabilities in comparison with the translation of the previous periods are included as a separate component of stockholders’ equity. The net accumulated foreign currency translation adjustment is $(5,909,000) at September 30, 2000.

Note 8.  Earnings Per Share

      The following table presents a reconciliation of the denominator (weighted average common shares outstanding) for the basic and diluted earnings per share calculations for the three months and nine months ended September 30, 2000 and 1999 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

Weighted average shares outstanding — Basic

Effect of Dilutive Securities	18,845	17,977	18,753	18,004

Contingently issuable shares of common stock	—	732	—	643

Potential shares of common stock from debentures and stock options outstanding	—	363	—	376

Weighted average shares outstanding — Diluted	18,845	19,072	18,753	19,023

      The weighted average common shares and common share equivalents outstanding used to compute the dilutive effect of common stock options outstanding was computed using the treasury stock method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 128. During the three and nine months ended September 30, 2000, the effects of contingently issuable shares of common stock and potential shares of common stock from debentures and stock options outstanding are not included in the denominator for diluted earnings per share, as such effects would be antidilutive.

Note 9.  Segment and Related Information

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

      The Company evaluates the performance of its operating segments based on income before income taxes and net corporate interest expenses. Intersegment sales and transfer are not significant.

      The following table presents summarized financial information for the Company’s reportable segments for the three and nine months ended September 30, 2000 and 1999 (in thousands). The “other” balances include corporate related items, results of insignificant operations and, as it relates to segment profit (loss), income and expenses not allocated to reportable segments. The international and data management segments were previously included in “other” but are now shown separately as certain quantitative thresholds have now been met. The international segment includes the United Kingdom, Canada and Mexico. The prior period has been restated accordingly. Additionally the prior period has been restated for the reallocation of certain business units among geographic regions, which occurred during the third quarter of 1999.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

Revenue

Midwest	$4,546	$3,898	$14,665	$7,756

Central	30,805	32,483	93,173	83,810

Northeast	16,676	21,557	54,859	57,331

Southeast	18,490	18,551	57,151	44,317

Southwest	10,819	13,709	34,410	41,176

West	22,995	19,373	68,093	51,149

Data Management	15,746	12,593	51,130	37,998

International	20,867	21,918	64,419	33,512

Other	(5,455)	(3,581)	(17,730)	(7,482)

Total	$135,489	$140,501	$420,170	$349,567

Segment profit (loss):

Midwest	$(38)	$470	$907	$1,102

Central	(13,226)	2,999	(11,062)	6,790

Northeast	(1,645)	4,697	(2,111)	9,177

Southeast	(2,322)	2,719	(325)	7,005

Southwest	(5,157)	1,877	(4,026)	7,189

West	(5,642)	4,569	(482)	10,888

Data Management	(826)	39	615	3,780

International	(51,047)	3,823	(47,738)	5,461

Other	(25,661)	(5,270)	(53,903)	(23,911)

Total	$(105,564)	$15,923	$(118,125)	$27,481

Details of “other” segment profit (loss):

Net corporate interest expense	$(6,885)	$(3,012)	$(18,697)	$(6,106)

Corporate expenses not allocated to operating segments	(17,611)	(1,609)	(32,318)	(16,610)

Amortization of intangibles not allocated to operating segments	(1,044)	(585)	(2,602)	(989)

Compensatory stock option expense	(121)	(63)	(286)	(206)

Other	—	(1)	—	—

Total	$(25,661)	$(5,270)	$(53,903)	$(23,911)

Note 10.  Commitments and Contingencies

      On April 20, 2000, ConEng, Inc. (formerly Content Engineering, Inc.)(“Content”) and the former owners of Content, Terri Erickson, Lili Finnegan and Darrell Clark, filed an arbitration claim against the Company with the American Arbitration Association in San Francisco, California alleging it is owed approximately $2,500,000 in additional purchase payments for having achieved certain performance levels as provided under its acquisition agreement with the Company in November 1998.

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

      On April 11, 2000, the Company filed for arbitration with the American Arbitration Association in New York, New York against Steven Fruchter, Philip Fruchter and Laurence Braun, the former owners of BSJG, Inc. (formerly API Systems, Inc.)(“API”) alleging, among other things, racketeering, securities fraud and breach of representations and warranties and seeking generally in excess of $5,000,000 and rescission, in connection with the Company’s acquisition of API in March 1998. The former owners and API have filed a counterclaim against the Company alleging, among other things that they are owed an aggregate of approximately $13,700,000 in connection with an alleged wrongful termination of Braun’s employment and in additional purchase payments for having achieved certain performance levels as provided under the acquisition agreement.

      The Company has accrued additional amounts due under acquisition agreements, if any, related to the above as described in Note 5 of notes to condensed consolidated financial statements.

      The Company is vigorously defending the foregoing claims and is determining whether and the extent to which the applicable performance criteria relating to each of the additional purchase payments have been achieved.

      On September 15, 2000, the Company and certain of its officers who are defendants in that certain consolidated action most recently disclosed in the Company’s Form 10-Q for the quarter ended June 30, 2000, filed a motion to dismiss the consolidated action with prejudice. In its motion, the Company contends that plaintiffs failed to state any claim upon which relief can be granted. On November 15, 2000, plaintiffs filed a brief in opposition to the Company’s motion.

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

Acquisitions

      From 1995 through December 31, 1999, the Company has acquired a significant number of businesses. The information management industry is highly fragmented, consisting of a large number of small companies providing limited service offerings. An important element of the Company’s growth strategy has been to selectively make acquisitions of companies with complementary technologies or customer bases to consolidate its position as a provider of comprehensive information management services across a broad geographic area. However, as part of the Company’s restructuring, management has now shifted its focus away from acquisitions and has accelerated the integration of its businesses to enhance the Company’s future profitability. Accordingly, business acquisitions are not expected to be a significant part of the Company’s growth and operating strategy going forward. The Company did not complete any acquisitions for the nine months ended September 30, 2000.

Results of Operations — Three Months Ended September 30, 2000 Compared with Three Months Ended September 30, 1999.

      Consolidated net revenues decreased 4% to $135.5 million for the three months ended September 30, 2000 from $140.5 million for the comparable 1999 period, excluding the results of discontinued operations. Revenues increased by $5.1 million due to companies acquired after September 30, 1999, net of a decline in the Company’s existing business of $10.1 million.

      Gross profit decreased to $28.9 million for the three months ended September 30, 2000 from $55.0 million for the comparable 1999 period, and gross profit as a percentage of net revenues declined to 21% for the three months ended September 30, 2000 from 39% for the comparable period of 1999. The lower gross profit as a percentage of revenue is the result of the decrease in revenues due to customer concerns over the Company’s financial condition and the over capacity in the image capture and output operations.

      Selling, general and administrative expenses increased $11.6 million to $43.1 million for the three months ended September 30, 2000 from $31.5 million for the comparable 1999 period. Selling, general and administrative expenses were approximately 32% of net revenues for the three months ended September 30, 2000, versus 22% in the comparable period of 1999. Approximately $780,000 of the increase is due to selling, general and administrative expenses of companies acquired after September 30, 1999. The Company incurred approximately $7.8 million in additional costs related to its ongoing restructuring activities for professional fees, financing amendment fees, employee severance payments, and charges related to employee retention plans. In addition, the provision for doubtful accounts increased by $3.9 million.

      Amortization of intangibles increased to $9.3 million for the three months ended September 30, 2000 from $4.5 million for the third quarter of 1999 due to an increase in goodwill related to business acquisitions that were completed subsequent to September 30, 1999 and purchase price adjustments for prior acquisitions. In addition, management identified various projects that were no longer being used and accordingly, wrote off the net book value of these projects of $3.3 million.

      On June 30, 1999, the Company completed its merger with M-R, a leading document and data management company headquartered in the United Kingdom. In connection with the M-R merger, the

Company recorded a $7.8 million pre tax restructuring charge during the second quarter of 1999 for costs associated with discontinued leases, the consolidation of facilities, severance and other related expenses for Lason facilities which were to be closed or consolidated with M-R facilities. As of September 30, 2000, all of the restructuring accrual related to the M-R merger had been utilized.

      In the fourth quarter of 1999, management completed a thorough review of its operations and approved a restructuring plan to make the Company more efficient and to lower overall costs. These decisions resulted in the Company recording a one-time pre tax charge to operations of $14.9 million in the fourth quarter of 1999. The charge consisted of severance costs ($1.7 million), facility closures and exit costs related primarily to discontinued leases ($11.6 million) and equipment write-downs ($1.6 million). The restructuring plan calls for the consolidation of facilities and operations, the closure of facilities, and streamlining of the administrative support functions. As of September 30, 2000, approximately $10.7 million of this restructuring accrual remains to be used consisting of severance costs ($428,000), facility closures and exit costs ($10.2 million) and equipment write-downs ($116,000).

      In December 1999, Lason announced its intention to discontinue, by sale or exit from the market, its activities providing traditional litigation support, software development and other services. Those services are no longer consistent with Lason’s long-term growth strategy. The businesses to be discontinued consist of nine litigation copy businesses, an offset print business, a digital graphics business and the software development business that was acquired as part of the M-R acquisition in 1999. The results of operations of these businesses have been classified as discontinued operations in the Company’s condensed consolidated financial statements. Combined, these businesses had net revenue of approximately $5.2 million for the three months ended September 30, 2000 compared to approximately $8.4 million in 1999, respectively. The discontinued operations reported a net loss of approximately $1.0 million for the three months ended September 30, 2000 compared to $1.3 million for the comparable period of 1999. The net assets of the discontinued businesses primarily consist of accounts receivable and goodwill, and have been segregated as net assets of discontinued operations, net of allowance for estimated loss on disposal, in the Company’s condensed consolidated balance sheets. The Company has engaged brokers and is actively marketing these businesses.

      In October 2000, the Company sold a portion of its litigation copy business for approximately $6.0 million in cash before deduction of commissions and other selling expenses and subject to certain purchase price adjustments. The purchaser has received an option for a portion of the remaining business, which expires November 22, 2000.

      Net interest expense was $7.1 million for the 2000 third quarter compared to $3.1 million in 1999. The increase is primarily due to higher average line of credit balances resulting from borrowings used to fund business acquisitions during 1999 and the effects of higher average borrowing rates in 2000 compared to 1999.

      The majority of the Company’s goodwill amortization expense is not deductible for federal income tax purposes. As a result, the Company has recorded an income tax benefit of $14.9 million on a pre tax loss of $105.6 million from continuing operations for the three months ended September 30, 2000.

      In August 2000, the Company hired Conway, MacKenzie & Dunleavy (CM&D) as its financial advisors, and one of CMD’s principals to assume the role of Chief Restructuring Officer (CRO). In this role, CM&D will be working with the Board of Directors and senior management of the Company on a variety of initiatives designed to secure adequate short term and long term financing and implement an effective restructuring strategy.

Results of Operations — Nine Months Ended September 30, 2000 compared with Nine Months Ended September 30, 1999

      Consolidated net revenues increased $70.6 million to $420.2 million for the nine months ended September 30, 2000 from $349.6 million in the comparable 1999 period. Approximately $55.9 million was due to growth in the Company’s existing business. The remaining increase was due to revenue contributed by companies acquired after September 30, 1999.

      Gross profit decreased to $112.0 million for the nine months ended September 30, 2000 from $129.6 for the comparable 1999 period and gross profit as a percentage of net revenues declined to 27% in 2000 from 37% in 1999. The lower gross profit as a percentage of net revenue is the result of the over capacity in the image capture and output operations and customer concerns over the company’s financial condition affecting gross revenue.

      Selling, general and administrative expenses increased $38.0 million to $115.5 million for the nine months ended September 30, 2000 from $77.5 million for the comparable 1999 period. Selling, general and administrative expenses were approximately 27% of net revenues for the first nine months of 2000 compared to 22% in 1999. Approximately $2.2 million of the increase is due to selling, general and administrative expenses of companies acquired after September 30, 1999. The Company incurred approximately $7.8 million in additional costs related to its ongoing restructuring activities for professional fees, financing amendment fees, employee severance payments, and charges related to employee retention plans. In addition, the provision for doubtful accounts increased by $3.9 million.

      Amortization of intangibles increased $10.5 million to $20.4 million for the nine months ended September 30, 2000 from $9.9 million for the comparable 1999 period, due to an increase in goodwill related to business acquisitions that were completed subsequent to September 30, 1999 and purchase price adjustments for prior acquisitions. In addition, management identified various projects that were no longer being used and accordingly, wrote off the net book value of these projects of $3.3 million.

      Net interest expense was $19.2 million for the nine months ended September 30, 2000 compared to $6.7 million for the comparable 1999 period. The increase is primarily due to higher average borrowing balances, which were used to fund operations in 2000 and the effects of higher average borrowing rates in 2000 as compared to 1999.

      The majority of the Company’s goodwill amortization expense is not deductible for federal income tax purposes. As a result, the Company has recorded an income tax benefit of $17.3 million on a pre tax loss of $118.1 million from continuing operations for the nine months ended September 30, 2000.

      Discontinued operations reported aggregate revenues of $18.5 million for the nine months ended September 30, 2000, down from $24.9 million reported for the comparable 1999 period. The decrease in revenues in 2000 is primarily due to lower revenues from the discontinued offset print business. Discontinued operations reported a loss from operations of $2.9 million for the nine months ended September 30, 2000 compared to $1.1 million comparable 1999 period. The significant decrease in operating income is primarily due to losses at the Company’s discontinued offset print business and losses at its discontinued software development company.

Liquidity and Capital Resources

      The Company has funded its operations and acquisitions through a combination of cash from operations, bank borrowings and the issuance of shares of common stock.

      Cash provided by operating activities was $24.4 million for the nine months ended September 30, 2000 compared to $9.0 million for the comparable 1999 period. The increase in 2000 versus 1999 is primarily due to faster accounts receivable turnover and higher accounts payable balances, partially offset by lower net income before non-cash charges.

      Cash used in investing activities totaled $53.1 million for the nine months ended September 30, 2000 compared to $156.2 million for the comparable 1999 period. For the nine months ended September 30, 2000, approximately $35.2 million was used to fund the additional purchase price resulting from acquired businesses achieving their targeted operating income during the relevant measurement period. In 1999, cash used in investing activities was largely used to fund the acquisition of businesses. Cash used for acquisitions totaled $127.9 million for the nine months ended September 30, 1999. Cash used for investments in capital assets totaled $17.6 million for the nine months ended September 30, of 2000 compared to $29.1 million in the comparable 1999 period.

      Cash provided by financing activities was $29.0 million for the nine months ended September 30, 2000 compared $156.2 million for the comparable 1999 period and largely consisted of borrowings on the Company’s revolving line of credit.

  Credit Agreement Borrowings

      The Company has a credit agreement with a bank group. Borrowings under the credit agreement are expected to support the financing requirements relating to the additional purchase price for certain prior acquisitions, working capital, capital expenditures and other corporate purposes. Such borrowings are collateralized by a lien on all property of the Company, guarantees of certain of the Company’s subsidiaries, as well as pledges of the capital stock of certain subsidiaries. Interest on amounts outstanding is calculated based on interest rates determined at the time of borrowing. Borrowings bear interest at a base percentage rate plus a maximum of 1.25% (10.75% at September 30, 2000). The credit agreement contains restrictions on acquisitions, disposition of assets, and the incurrence of other liabilities and contains certain financial ratio covenants.

      On September 15, 2000, the Company amended its credit agreement with its lenders extending the effective date through September 14, 2001. The amendment limited the revolving credit facility to $176.4 million, imposed new restrictions on capital expenditures and cash payments related to current obligations, and required minimum consolidated EBITDA and cash flow levels. The outstanding borrowings at September 30, 2000 were $175.9 million.

      The credit agreement also has a term loan facility of $150 million. As the term loan is a part of the credit agreement, it has been classified as a current liability. The outstanding borrowings at September 30, 2000 were $142.5 million. The credit agreement calls for monthly principal payments with final maturity May 2004.

      In addition to the monthly principal payments, the credit agreement calls for term loan principal reductions equal to 80% of the net cash proceeds received from the sale or disposition of assets designated by the Company prior to the amendment.

  Future Capital Needs

      The Company’s ability to obtain cash adequate to fund its needs depends generally on the results of its operations, proceeds from the sale of assets, and the availability of financing. Management believes that cash flow from operations, proceeds from the sale of assets, and the borrowings from its existing and any future credit agreement, will be sufficient to meet debt services requirements and fund capital expenditures in the future. However, there can be no assurance in this regard or that the terms available for any future financing, if required, would be favorable to the Company.

      In addition to its operational needs, the Company has cash requirements related to additional purchase price payments (the “Payments”) to be made, contingent upon certain targets being achieved, in connection with prior acquisitions. The maximum amount of the Payments, if any, that could be paid over a period of sixteen months from September 30, 2000 totals approximately $110.7 million. It is anticipated that the actual amount of the Payments will be less than the maximum amount. As of September 30, 2000, approximately $43.1 million of additional purchase price has been earned but not paid and is included in acquisition-related obligations in the condensed consolidated balance sheet. The ability of the Company to make the Payments is dependent on the availability of financing, and there can be no assurance that any future financing will be available or that the terms of any future financing will be favorable to the Company. See Note 5 of Notes to Condensed Consolidated Financial Statements.

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

Item 3.  Quantitive and Qualitative Disclosures about Market Risk

      Lason has exposure to interest rate risk on its obligations outstanding under the existing credit agreement, which bears interest at a variable rate. Based on the Company’s outstanding balance under the credit agreement on September 30, 2000 of $318.4 million, a one-percent increase or decrease in interest rates would decrease or increase, respectively, the Company’s pre tax earnings and operating cash flows by appropriately $3.2 million on an annualized basis.

      Due to Lason’s operations outside of the United States, the Company experiences foreign currency exchange gains and losses. Fluctuations between the United States dollar and other currencies may adversely affect Lason’s results of operations. While the Company may engage in foreign currency hedging transactions in the future, which may moderate the overall effect of such currency rate fluctuations, the Company will be affected by such fluctuations, and there is no assurance that the Company will be successful in any hedging activities. Also, there is no assurance that such exchange rate fluctuations will not cause significant fluctuations in the Company’s results of operations.

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

      The Company has accrued additional amounts due under acquisition agreements, if any, related to the above as described in Note 5 of notes to condensed consolidated financial statements.

      The Company is vigorously defending the foregoing claims and is determining whether and the extent to which the applicable performance criteria relating to each of the additional purchase payments have been achieved.

      On September 15, 2000, the Company and certain of its officers who are defendants in that certain consolidated action most recently disclosed in the Company’s Form 10-Q for the quarter ended June 30, 2000, filed a motion to dismiss the consolidated action with prejudice. In its motion, the Company contends that plaintiffs failed to state any claim upon which relief can be granted. On November 15, 2000, plaintiffs filed a brief in opposition to the Company’s motion.

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

      On September 25, 2000, the Company hired John R. Stelter of Conway MacKenzie & Dunleavy to assume the role of Interim Chief Financial Officer.

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

Item 6.  Exhibits and Reports on Form 8-K

a.  Exhibits

2.9	Agreement of Purchase and Sale of Stock dated July 17, 1997 between Lason and Image Conversion Systems, Inc.(1)
2.10	Asset Purchase Agreement dated November 25, 1997 between Lason and VIP Imaging, Inc.(2)
2.11	Stock Purchase Agreement dated February 12, 1998 with respect to the acquisition of Racom Corporation and its affiliates by Lason.(3)
2.12	Asset Purchase Agreement dated March 5, 1998 between Lason and API Systems, Inc.(4)
2.13	Agreement for the Purchase and Sale of Stock dated July 24, 1998 between Lason and Consolidated Reprographics.(5)
2.15	Transaction Agreement between Lason and M-R Group plc dated March 25, 1999.(6)
2.16	Amendment Agreement between Lason and M-R Group plc dated April 30, 1999.(6)
2.17	Amendment Agreement between Lason and M-R Group plc dated May 13, 1999.(6)
3.1	Form of Amended and Restated Certificate of Incorporation of the Company.(7)
3.2	Form of Revised Amended and Restated Bylaws.(8)
4.1	Form of Certificate representing Common Stock of the Company.(7)
4.3	Third Amended and Restated Credit Agreement dated as of August 16, 1999 among the the Company, the Lenders named therein, Bank One, Michigan as administrative agent, and Comerica Bank, as syndication agent.(9)
4.4	Second Amendment to Third Amended and Restated Credit Agreement.(10)
4.5	Third Amendment to Third Amended and Restated Credit Agreement.†
10.5	Registration Agreement dated January 17,1995 by and among the Company and the 1995 Stockholders.(7)
10.10	Offer of employment dated June 12, 1996 from Lason Systems, Inc. to Mr. Jablonski.(7)
10.11	1995 Stock Option Plan of the Company.(7)
10.17	1996 Lason Management Bonus Plan.(7)
10.18	Lason Systems, Inc. 401 (k) Profit Sharing Plan & Trust.(7)
10.19	Amendments to Lason Systems, Inc. 401 (k) Profit Sharing Plan & Trust.(7)
10.20	Lease Agreement dated as of September 3, 1985 by and between Lason Systems, Inc. and Mart Associates, as amended. (7)
10.25	Amended and Restated Secured Promissory Note, dated as of June 5, 1999 — Gary L. Monroe.(9)
10.26	Amended and Restated Pledge and Security Agreement dated June 5, 1999 — Gary L. Monroe.(9)
10.29	Amended and Restated Secured Promissory Note, dated as of June 5, 1999 — John R. Messinger.(9)
10.30	Amended and Restated Pledge and Security Agreement dated June 5, 1999 — John R. Messinger.(9)
10.42	1998 Equity Participation Plan of Lason, Inc.(11)

10.43	Employment Agreement of John R. Messinger dated April 27, 1999.(6)
27	Financial Data Schedule†
27.1	Financial Data Schedule — 1999 Restated

   †  Filed herewith.

(1)	Incorporated herein by reference to Registrant’s Form 8-K filed on August 4, 1997, Commission File No. 0-21407.

(2)	Incorporated herein by reference to Registrant’s Form 8-K filed on December 10, 1997, Commission File No. 0-21407.

(3)	Incorporated herein by reference to Registrant’s Form 8-K filed on March 17, 1998, Commission File No. 0-21407.

(4)	Incorporated herein by reference to Registrant’s Form 8-K filed on March 20, 1998, Commission File No. 0-21407.

(5)	Incorporated herein by reference to Registrant’s Form S-1 filed on July 30, 1998, Commission File No. 333-60143.

(6)	Incorporated herein by reference to Registrant’s Form 10-Q filed on May 17, 1999, Commission File No. 0-21407.

(7)	Incorporated herein by reference to Registrant’s Form S-1 filed on October 7, 1996, Commission File No. 333-09799.

(8)	Incorporated herein by reference to Registrant’s Form 10-Q filed on May 15, 1998, Commission File No. 0-21407.

(9)	Incorporated herein by reference to Registrant’s Form 10-Q filed on August 16, 1999, Commission File No. 0-21407.

(10)	Incorporated herein by reference to Registrant’s Form 10-K filed on March 30, 2000, Commission File No. 0-21407.

(11)	Incorporated herein by reference to registrant’s 1998 proxy statement, Appendix A, filed on April 28, 1998, Commission File No. 0-21407.

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

      On August 25, 2000, the Company filed a Form 8-K disclosing in Item 5 that William J. Rauwerdink resigned as a director effective August 7, 2000.

      On September 18, 2000, the Company filed a Form 8-K disclosing in Item 5 that it had reached a definitive agreement with a group of banks, whose agent is Bank One, to extend its existing bank credit facility for a one-year term.

SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ LASON, Inc.

(Registrant)

/s/ JOHN R. MESSINGER

Chief Executive Officer; President and
Chief Operating Officer

/s/ JOHN R. STELTER

Interim Chief Financial Officer

November 20, 2000

EXHIBIT INDEX

Exhibit No.	Description

4.5	Third Amendment to Third Amended and Restated Credit Agreement.
27.1	Financial Data Schedule - 1999 restated