Form 10-Q
period 2001-03-31
LASON INC
filed 2001-05-18
CIK 1020616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes       No

     As of May 9, 2001, 19,995,570 shares of Common Stock, $.01 par value were outstanding.

PART I FINANCIAL INFORMATION HAS BEEN OMITTED AND IS THE SUBJECT OF A FORM 12B-25. PART I WILL BE FILED BY AMENDMENT.

PART I FINANCIAL INFORMATION (OMITTED)
PART II OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX
Amended & Restated Credit Agreement

PART I  FINANCIAL INFORMATION (OMITTED)

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

      On May 14, 2001, plaintiffs Future Image Holding Corporation and DASA Holdings Inc., the former owners of Datacom Imaging Systems Company (“Datacom”), brought an action against the Company and Lason-Canada Company (“Lason Canada”) in the Ontario Superior Court of Justice alleging, among other things, that they are owed approximately $8,000,000 (CN). The actions relate to the acquisition of Datacom Imaging Systems Company by Lason Canada which was guaranteed by the Company and the nonpayment of additional purchase payments which plaintiffs assert they are owed for having achieved certain performance levels as provided under the acquisition agreement. The Company intends to vigorously defend the claims and is determining whether and the extent to which the applicable performance criteria relating to the additional purchase payments have been achieved.

      On May 2, 2001, in an arbitration matter previously disclosed by the Company, an arbitrator awarded $1,626,415 to Mark W. Carello and Karen Carello-Nocket.

      On March 5, 2001, in an arbitration matter previously disclosed by the Company, an arbitrator issued an award against the Company in favor of ConEng, Inc. (formerly Content Engineering, Inc.) (“Content”) and the former owners of Content, Terri Erickson, Lili Finnegan and Darrell Clark. In connection therewith, the parties entered into a $2,500,000 forbearance agreement on March 20, 2001, enforceable by a stipulated judgment.

      On March 1, 2001, the Company sold Marketing Associates, Inc., to Marketing Associates, LLC, a newly created limited liability company. In connection therewith, the previously disclosed case brought against the Company by James Stewart, the former owner of Marketing Associates, has been dismissed.

      In January 2001, in a case previously disclosed by the Company, a Canadian judge granted summary judgment against the Company in favor of The Coverdale Family Trust and James Coverdale, the former owners of Cover-All Computer Holdings Company in connection with their claims against the Company for $6,100,000 (CN). The Company is appealing the judgment.

      On December 7, 2000, plaintiffs MSCI, Inc., Patrick and Julie Essig, Marilyn Teeters, Vine Foundation and Hill Charitable Trust brought suit against the Company in the U.S. District Court for the Northern District of Illinois seeking $2,250,000 in additional purchase payments for having achieved certain performance levels as provided under their acquisition agreement with the Company. Plaintiffs are seeking the imposition of a constructive trust over the operations sold to the Company. The Company is vigorously defending the claims and is determining whether and the extent to which the applicable performance criteria relating to the additional purchase payments have been achieved.

      Except with respect to the consolidated action disclosed most recently in the Form 10-Q for the quarter ended September 30, 2000, various other claims have been made against the Company in the normal course of business which Management believes will not have a material adverse effect on the Company’s business, financial condition or results of operations.

Item 2.  Changes in Securities and Use of Proceeds

      During the first quarter of 2001, the Company issued 3,652 shares of its common stock to an employee in connection with his employment agreement and in consideration for services rendered. The issuance of shares of the common stock were exempt from registration under the Securities Act of 1933 by virtue of Section 4(2) thereof as a transaction not involving a public offering in consideration for services rendered.

Item 3.  Defaults upon Senior Securities

      The Company did not make timely payments of certain deferred and other interest and fees owed to its lenders under its credit agreement, however, as of May 18, 2001, the Company made such payments to its lenders. The Company is seeking a waiver from the lenders for its failure to timely make such payments. The lenders have the right under the credit agreement, in addition to any other remedies that may be available to them, to declare all amounts outstanding (approximately $266 million) immediately due and payable, but have not done so.

Item 4.  Submission of Matters to a vote of Security Holders

      None

Item 5.  Other Information

      On May 18, 2001, the Company’s wholly-owned subsidiary, Lason International, Inc., has completed the sale of its UK-based, Lason U.K. Limited subsidiary, to TNT Post Group NV. As part of the transaction, the Company negotiated a services agreement which is intended to allow the Company to be able to continue to support its North American customers’ needs for image and data capture and output services in Europe.

      The Company was recently delisted from the OTC Bulletin Board. Its shares are now quoted on the Pink Sheets.

Item 6.  Exhibits and Reports on Form 8-K

a.  Exhibits

      10.44 Fourth Amendment to Third Amended and Restated Credit Agreement.

b.  Reports on Form 8-K

      On January 26, 2001, the Company filed a Form 8-K disclosing a management change in Item 5.

      On February 22, 2001, the Company filed a Form 8-K disclosing management changes and information concerning its credit agreement in Item 5.

      On March 1, 2001, the Company filed a Form 8-K disclosing in Item 5 that the Company sold certain of its assets.

      On March 13, 2001, the Company filed a Form 8-K disclosing in Item 5 that the Company sold certain of its assets.

      On March 26, 2001, the Company filed a Form 8-K disclosing in Item 5 certain management changes and a special investigation.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ LASON, Inc.

By:	/s/ RONALD D. RISHER

Ronald D. Risher
President and Chief Executive Officer

By:	/s/ DOUGLAS S. KEARNEY

Douglas S. Kearney
Interim Chief Financial Officer

May 18, 2001

EXHIBIT INDEX

Exhibit No.	Description

10.44	Fourth Amendment to Third Amended and Restated Credit Agreement.