Form 10-Q
period 2001-06-30
LASON INC
filed 2001-07-30
CIK 1020616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐      No  ☒

     As of July 20, 2001, 19,995,570 shares of Common Stock, $.01 par value were outstanding.

PART I FINANCIAL INFORMATION HAS BEEN OMITTED AND ARE THE SUBJECT OF A FORM 12B-25. PART I WILL BE FILED BY AMENDMENT.

PART I FINANCIAL INFORMATION (OMITTED)
PART II OTHER INFORMATION
SIGNATURES

PART I  FINANCIAL INFORMATION (OMITTED)

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

      On March 22, 2001, the action brought against the Company in the United States District Court for the District of Connecticut by Michael Rittlinger, the former owner of Addressing Services, Inc. (“ASCO”) previously disclosed in the Company’s Form 10-Q for the quarter ended September 30, 2000, was dismissed without prejudice. On April 11, 2001, Mr. Rittlinger commenced an action with the American Arbitration Association in Southfield, Michigan, seeking approximately $2.83 million in connection with the decline in the value of the Lason Common Stock he received for his stock in ASCO. The claims allege, among other things, that the Company is liable for fraudulent misrepresentation, negligent misrepresentation and violations of the Connecticut Uniform Securities and Unfair Trade Practices Acts. The Company intends to vigorously defend these claims.

      On May 10, 2001, the United States District Court for the Eastern District of Michigan decided the Company’s and certain of its officers’ motion to dismiss with prejudice the consolidated action disclosed in the Company’s Form 10-Q for the quarter ended September 30, 2000. The Court denied the motion as to all alleged material misstatements made during the class period (between February 17, 1998 and December 17, 1999) and granted the motion as to all alleged material misstatements made after the class period. The Court also granted the motion of various underwriters involved in the August 1998 offering of the Company’s shares to dismiss the claims against them with prejudice. The Company intends to vigorously defend these claims.

      As previously disclosed by the Company, on May 2, 2001, an arbitrator awarded $1,626,415 to Mark W. Carello and Karen Carello-Nocket. On May 11, 2001, they filed suit in Oakland County, Michigan Circuit Court for a judgment confirming the award. On June 7, 2001, plaintiffs filed a motion for summary disposition which is scheduled to be argued in October 2001. The Company has agreed not to contest the confirmation of the arbitration award.

      On July 18, 2001, plaintiffs Raju Venkatraman and other former shareholders of Vetri Systems, Inc., brought an action in Oakland County Circuit Court seeking approximately $135,000 in holdback funds, a minimum of $2,905,000 ($2,324,000 in cash and $581,000 in Lason Common Stock) in additional purchase payments for the first year of earnout, and additional purchase payments for the second and third years of earnout, for having achieved certain performance levels as provided under their acquisition agreement with the Company. Plaintiffs allege that the potential aggregate earnouts for all three years exceed $30,000,000. Plaintiffs have filed motions for an expedited hearing for declaratory relief and for partial summary judgment. The Company is vigorously defending the claims and is determining whether and to the extent to which the holdback funds are owed and the applicable performance criteria relating to the additional purchase payments have been achieved.

      While the final resolution of the litigation that has been disclosed against the Company cannot be presently determined, such litigation could have a material adverse effect on the Company’s business, financial condition or results of operations.

      Various other claims have been made against the Company in the normal course of business which management believes will not have a material adverse effect on the Company’s business, financial condition or results of operations.

Item 2.  Changes in Securities and Use of Proceeds

      During the second quarter of 2001, the Company issued 32,532 shares of its common stock in connection with the conversion of debentures issued in connection with an acquisition. The shares were issued at a price of approximately $57.32 per share, for a total value of $1,864,802. Also, during the second quarter of 2001, the Company issued 392,036 shares of its common stock to shareholders of a company it had previously acquired as additional consideration for the achievement of certain target levels of financial performance after the acquisition. The shares were issued at a price of $.536 per share, for a total value of approximately $210,000.

The issuance of shares of the common stock were exempt from registration under the Securities Act of 1933 by virtue of Section 4(2) thereof as transactions not involving a public offering.

Item 3.  Defaults upon Senior Securities

      The Company did not timely make certain interest payments owed to its lenders under its credit agreement, however, as of July 27, 2001, the Company made such payments to its lenders. The lenders have the right under the credit agreement, in addition to any other remedies that may be available to them, to declare all amounts outstanding (approximately $264 million) immediately due and payable, but have not done so. The Company believes that is has cured such default as it has fully paid all interest currently due and owing to its lenders as of July 27, 2001.

Item 4.  Submission of Matters to a vote of Security Holders

      Not Applicable

Item 5.  Other Information

      Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

b.  Reports on Form 8-K

      On April 10, 2001, the Company filed a Form 8-K disclosing an amendment to its bank credit facility in Item 5.

      On May 10, 2001, the Company filed a Form 8-K disclosing management changes in Item 5.

      On June 4, 2001, the Company filed a Form 8-K disclosing in Item 5 and Item 7 that the Company sold certain of its assets.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASON, INC.

By:	/s/ RONALD D. RISHER

Ronald D. Risher
President and Chief Executive Officer

By:	/s/ DOUGLAS S. KEARNEY

Douglas S. Kearney
Interim Chief Financial Officer

July 27, 2001

5