Form 10-Q
period 2001-09-30
LASON INC
filed 2001-11-19
CIK 1020616

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------
                                    FORM 10-Q

      [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

      [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM       TO
                                                -----    -----

                        COMMISSION FILE NUMBER: 000-21407

                                   LASON, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                  38-3214743
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

AS OF NOVEMBER 16, 2001, 19,995,570 SHARES OF COMMON STOCK, $.01 PAR VALUE WERE OUTSTANDING.

PART I FINANCIAL INFORMATION HAS BEEN OMITTED AND IS THE SUBJECT OF A FORM
12b-25.

                                TABLE OF CONTENTS

TABLE OF CONTENTS                                                      i
PART I Financial Information (OMITTED)                                 1
PART II Other Information                                              1
Item 1. Legal Proceedings                                              1
Item 2. Changes in Securities and Use of Proceeds                      2
Item 3. Defaults upon Senior Securities                                2
Item 4. Submission of Matters to a vote of Security Holders            2
Item 5. Other Information                                              3
Item 6. Exhibits and Reports on Form 8-K                               3
Signatures                                                             4

                     PART I FINANCIAL INFORMATION (OMITTED)


                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On August 28, 2001, Swingstell, LLC sued Lason Systems, Inc. in the Civil Court of the City of New York, Queens County seeking an order evicting Lason Systems from its facility located in New York, NY and an award of $1.7 million in unpaid rent. Lason moved to dismiss the action on September 20, 2001, which motion was denied on October 18, 2001. The parties have agreed to the payment by Lason to Swingstell of $200,000 on each of November 5, 2001 and November 16, 2001 (which have been paid), and with $200,000 payments to be made periodically thereafter, and to the adjournment of a trial until at least December 17, 2001.

         On August 29, 2001, Bonner & Moore Associates, Inc., which sold certain of its assets to the Company in January 1999, brought an action against the Company alleging that it is owed approximately $2.6 million in additional purchase payments for having achieved certain performance levels as provided under its asset purchase agreement with the Company. The action is in the U.S. District Court for the Southern District of Texas. Trial was scheduled for March 11, 2002.

         On September 27, 2001, with respect to litigation previously disclosed in the Company's Form 10-Q for the quarter ended June 30, 2001, the Oakland County Circuit Court granted Raju Venkatraman and other former shareholders of Vetri Systems, Inc., partial summary judgment with respect to their claims for $135,000 owed under a Holdback Agreement, and additional purchase payments for the first year of earnout of $2,459,000 in cash and $581,000 in Lason common stock (approximately 89,192 shares). On November 14, 2001, the Court permitted the plaintiffs to withdraw their remaining counts without prejudice thereby turning the partial summary judgment into a final summary judgment.

         On October 2, 2001, with respect to litigation previously disclosed in the Company's Form 10-Q for the quarter ended March 31, 2001, the United States District Court for the Northern District of Illinois Eastern Division released a memorandum opinion and order in which it ruled that it would grant Marilyn I. Teeters, Patrick M. Essig, Julie A. Essig and other former shareholders of MSCI, Inc., partial summary judgment with respect to their claims for $1,000,000 owed under a Holdback Agreement and additional purchase payments for the first year of earnout of $2.0 million in cash and $500,000 in Lason common stock (approximately 269,106 shares), plus interest.

         On October 30, 2001, the Company entered into a settlement agreement with Steven Fruchter, Philip Fruchter and Lawrence Braun, the former owners of BSJG, Inc. (formerly API Systems, Inc.) with respect to litigation previously disclosed in the Company's amended Form 10-Q for the quarter ended September 30, 2000. Among other things, the parties agreed to release their claims against each other and to the release of the $2,264,000 being held in escrow pursuant to the direction of the United States Attorney for the Southern District of New York and/or the judge of the United States District Court for the Southern District of New York who will be sentencing the former owners in connection with their conviction for certain violations of federal law.

         On November 14, 2001, Michael L. Rittlinger agreed to dismiss the litigation he brought against the Company which was previously disclosed in the Company's amended Form 10-Q for the quarter ended September 30, 2000. In addition, see Item 5 below.

         On November 14, 2001, the Coverdale Family Trust and James Coverdale, the former owners of Cover-All Computer Holdings Company, agreed to dismiss the litigation they brought against the Company which was previously originally disclosed in the Company's amended Form 10-Q for the quarter ended September 30, 2000. In addition, see Item 5 below.

         As disclosed in the Company's Form 10-Q for the quarter ended March 31, 2001, the Company and ConEng, Inc. and the former owners of ConEng, Inc. had entered into a $2,500,000 forbearance agreement on March 20, 2001, enforceable by a stipulated judgment. Pursuant to the forbearance agreement, a $335,000 payment was due on November 16, 2001, which payment has not been made. There is a fifteen day grace period to pay the $335,000.

         On or about November 30, 2001, the arbitration award against the Company (with respect to a combination of holdbacks and additional purchase payments) by Mark W. Carello and Karen Carello-Nocket, previously disclosed in the Company's Form 10-Q for the quarter ended March 31, 2001, in the amount of $1,626,415, becomes collectible.

         The United States District Court for the Eastern District of Michigan set a cut-off of all discovery by March 29, 2002 and scheduled a tentative trial date of June-August 2002 with respect to the consolidated action disclosed in the Company's Form 10-Q for the quarter ended September 30, 2000.

         The Company is not currently able to satisfy all of the payments and judgments referenced above. If payments and/or the judgments are not satisfied, the judgment creditors may seek any remedy available to them which could have a material adverse effect on the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         The Company did not issue any of its common stock during the third quarter of 2001.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         The Company is in default on its principal and interest payments (aggregating approximately $6.0 million) and on certain other financial covenants contained in its credit agreement with its lenders. The Company and the lenders are actively negotiating the terms of a consensual restructuring. While the Company is confident that a financial restructuring will be achieved, there is no assurance that the Company and the lenders will reach agreement. The lenders have the right under the credit agreement to, in addition to any other remedies that may be available to them, declare all amounts outstanding (approximately $260 million) immediately due and payable. The failure to reach an agreement with the lenders would have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

ITEM 5. OTHER INFORMATION

         On November 14, 2001, the Company sold certain of the assets of its Address Services business unit back to its original owner for $3.1 million.

         On November 14, 2001, the Company sold certain of the assets of its Cover-All Computer Holdings Company business unit back to its original owners for $2.0 million (CDN).

         On November 14, 2001, the Company sold certain of the assets of its Spectrum business unit to one of the employees in the Spectrum business unit for $720,000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         None

B. REPORTS ON FORM 8-K

         On July 3, 2001, the Company filed a Form 8-K disclosing management changes in Item 5.

         On September 6, 2001, the Company filed a Form 8-K disclosing in Item 5 the Company's intent to sell certain additional non-core business units.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     LASON, INC.

                                By:  /s/ Ronald D. Risher
                                     -------------------------------------------
                                     Ronald D. Risher
                                     President and Chief Executive Officer


                                By:  /s/ Douglas S. Kearney
                                     -------------------------------------------
                                     Douglas S. Kearney
                                     Interim Chief Financial Officer


November 19, 2001