Form 10-Q
period 2002-03-31
LASON INC
filed 2002-05-15
CIK 1020616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Yes            No

As of May 13, 2002, 19,876,649 shares of Common Stock, $.01 par value were outstanding.

PART I FINANCIAL INFORMATION HAS BEEN OMITTED AND IS THE SUBJECT OF A FORM 12b-25.

i

PART I  —  Financial Information (OMITTED)

PART II  —  Other Information

Item 1. Legal Proceedings

     As a result of the filing of the voluntary petition to reorganize under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court for the District of Delaware in Wilmington (the “Bankruptcy Court”), all U.S. litigation has been stayed. After the Company’s Plan of Reorganization becomes effective (anticipated June 30, 2002), if plaintiffs of the stayed litigation (other than plaintiffs of the consolidated action most recently disclosed in the Company’s Form 10-Q for the quarter ended September 30, 2001), subsequently prevail in their claims, as pre-petition unsecured creditors they will only be entitled to a certain amount of common stock in the then reorganized Company based on a formula. (It is anticipated that if the plaintiffs in the referenced consolidated action prevail in their claims, they will receive payment, if any, for their claims only from the Company’s insurance carriers). The following relates to litigation filed in Canada which was not stayed by the U.S. bankruptcy filing.

     On March 12, 2002, with respect to litigation previously disclosed in the Company’s Form 10-Q for the quarter ended March 31, 2001, the Ontario Superior Court of Justice granted Future Image Holding Corporation and DASA Holdings Inc., the former owners of Datacom Imaging Systems Company (“Datacom”) summary judgment with respect to their claims for $693,023 (Canadian) plus pre-judgment interest. The Company has filed an appeal which has stayed the judgment but Datacom has filed a motion to be heard on May 30, 2002 to have the stay lifted. The Company intends to continue to vigorously defend the claims.

     Various other claims have been made against the Company in the normal course of business which Management believes will not have a material adverse effect on the Company’s business, financial condition or results of operations.

Item 2. Changes in Securities and Use of Proceeds

     The Company did not issue any of its common stock during the fourth quarter of 2001 or the first quarter of 2002.

Item 3. Defaults upon Senior Securities

      The Bankruptcy Court on April 30, 2002 orally stated that Lason’s Plan of Reorganization was confirmed. The form of confirmation order has been submitted to the Bankruptcy Court and is awaiting entry. While, as previously disclosed in the Company’s Form 10-Q for the quarter ended September 30, 2001, the Company is in default on its principal and interest payments and on certain other financial covenants contained in its credit agreement with its lenders, under the Plan of Reorganization, the senior secured lenders have agreed to write-off in excess of $170 million of the Company’s debt, the Company’s current outstanding common stock will be cancelled, and new shares in reorganized Lason will be issued. Approximately 87.5% of the new shares will be issued to the senior secured lenders and unsecured creditors.

Item 4. Submission of Matters to a vote of Security Holders

     Not Applicable

Item 5. Other Information

     On May 6, 2002, Lason Systems, Inc., a Delaware company (“Systems”), an affiliate of the Company, sold substantially all of the assets of Systems used in connection with Systems’ Consolidated Reprographics Division to ARC Acquisition Corporation (“ARC”). Among other things, such assets included leased real property, tangible personal property, intellectual property, certain contracts, accounts receivable and certain software.

     The aggregate consideration paid by ARC as a result of the sale was $31.0 million, determined pursuant to arm’s length negotiations. In addition, ARC assumed certain liabilities of Systems.

     In light of the Company’s ongoing investigation of accounting irregularities and deficiencies in the Company’s accounting system and the ongoing evaluation of the need to restate past financial statements, all of which were disclosed in the Company’s Form 8-K filed with the SEC on March 26, 2001, the Company is currently unable to provide any pro forma financial information. The Company does not know when it will be able to provide such information.

     During the fourth quarter of 2001, the Company completed the sale of four non-core businesses for net proceeds totaling approximately $ 5.6 million. During the first quarter of 2002, the Company sold three non-core businesses for net proceeds totaling approximately $ 5.3 million. During the second quarter of 2002 to date, the Company sold seven non-core businesses (including the Consolidated Reprographics Division) for net proceeds totaling approximately $ 34.2 million. The net proceeds from these sales will be used to reduce the Company’s new $90 million senior secured note under the Plan of Reorganization and for working capital purposes.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

     2.19 Asset Purchase Agreement dated March 11, 2002 by and between ARC Acquisition Corporation and Lason Systems, Inc.

(b) Reports on Form 8-K

     During the fourth quarter of 2001 and the first quarter of 2002, the Company filed the following Form 8-Ks:

     On March 25, 2002, the Registrant filed a Form 8-K disclosing in Item 3 the approval of its Disclosure Statement by the Bankruptcy Court.

     On March 22, 2002, the Company filed a Form 8-K including as exhibits pursuant to Item 5 certain portions of the monthly operating reports filed with the Bankruptcy Court for the month of January 2002.

     On February 28, 2002 and March 14, 2002, the Company disclosed in Item 4 a change in its certified accountant.

     On March 12, 2002, the Company filed a Form 8-K including as exhibits pursuant to Item 5 certain portions of the monthly operating reports filed with the Bankruptcy Court for the month of December 2001.

     On February 25, 2002, the Company filed a Form 8-K disclosing in Item 3 the filing of its amended proposed disclosure statement with the Bankruptcy Court.

     On January 15, 2002, the Company filed a Form 8-K disclosing in Item 5 the filing of a proposed Disclosure Statement with the Bankruptcy Court.

     On December 5, 2001, the Company filed a Form 8-K disclosing in Item 3 that it had filed a voluntary petition to reorganize under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASON, INC.

By:	/s/ Ronald D. Risher Ronald D. Risher President and Chief Executive Officer

By:	/s/ Douglas S. Kearney Douglas S. Kearney Interim Chief Financial Officer

May 15, 2002

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT DESCRIPTION

2.19	Asset Purchase Agreement dated March 11, 2002 by and between ARC Acquisition Corporation and Lason Systems, Inc.