Form 10-Q
period 2002-09-30
LASON INC
filed 2002-11-19
CIK 1020616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to _______________

Commission File Number: 000-21407

LASON, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	38-3214743 (I.R.S. Employer identification number)

1305 Stephenson Highway
Troy, Michigan 48083
(Address of principal executive offices including zip code)

Telephone: (248) 837-7100
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  No

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  No

     As of November 14, 2002, 30,000,000 shares of Common Stock, $.01 par value were reserved for issuance according to the Company’s Plan of Reorganization and 30,000 shares were issued and outstanding.

Part I. Item 1. Financial Statements
Condensed Consolidated Balance Sheet (Unaudited)
Condensed Consolidated Statement of Operations Three Months Ended September 30, 2002 (Unaudited)
Condensed Consolidated Statement of Cash Flows, Three Months Ended September 30, 2002 (Unaudited)
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)
Notes to Condensed Consolidated Financial Statements (Unaudited)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
Part II. Other Information
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Signatures
Certification of CEO
Certification of CFO
EX-3.1 Amended/Restated Certificate of Incorp.
EX-3.2 Amended/Restated By-Laws
EX-10.1 Executive Management Incentive Plan
EX-10.2 Junior Note Indenture
EX-10.3 Employment Agreement - Ronald D. Risher
EX-10.4 Employment Agreement - Michael H. Riley
EX-10.5 Employment Agreement - Jerry L. Hon
EX-10.6 Employment Agreement - Kenneth L. Shaw
EX-10.7 Employment Agreement - Thomas W. Denomme
EX-10.8 Employment Agreement - Douglas S. Kearney
EX-99.1 CEO & CFO Certification

LASON, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except for shares, Unaudited)

September 30,
2002

ASSETS
Cash and cash equivalents	$22,241
Accounts receivable (net)	42,431
Supplies	3,750
Prepaid expenses and other	7,082

Total current assets	75,504
Property and equipment (net)	5,971
Other	235

Total assets	$81,710

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$7,447
Accrued expenses	17,734
Customer deposits	2,497
Deferred revenue	3,163
Current portion of long-term obligations	1,056
Other	126

Total current liabilities	32,023
Long-term obligations	47,259
Other	84

Total liabilities	79,366

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued and outstanding	—
Common stock, $.01 par value; 100,000,000 shares authorized, 30,000,000 shares reserved for issuance and 30,000 shares issued and outstanding	300
Additional paid-in capital	1,565
Retained earnings	479

Total stockholders’ equity	2,344

Total liabilities and stockholders’ equity	$81,710

The accompanying Notes are an integral part of the condensed consolidated financial statements.

LASON, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
Three Months Ended September 30, 2002
(In thousands, except per share amounts, Unaudited)

Three Months Ended
September 30,
2002

Revenues	$50,322
Cost of revenues	35,463

Gross profit	14,859
Selling, general and administrative expenses	13,565

Income from operations	1,294
Net interest expense	815

Income from operations before income taxes	479

Provision for income taxes	—

Net income	$479

Basic and diluted earnings per common share	$0.02

The accompanying Notes are an integral part of the condensed consolidated financial statements.

LASON, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Three Months Ended September 30, 2002
(In thousands, Unaudited)

	Three Months Ended
	September 30,
	2002

Cash Flows Used in Operating Activities	$(4,044)	[1]

Cash Flows From Investing Activities:
Investments in property and equipment	(769)
Proceeds from sales of non-core assets, net of expenses	1,257

Net cash provided by investing activities	488

Cash Flows From Financing Activities:
Repayments on long-term obligations	(4,116)
Repayment on capital lease liabilities and other debt	(59)

Net cash used in financing activities	(4,175)

Net decrease in cash and cash equivalents	(7,731)
Cash and cash equivalents at beginning of period	29,972

Cash and cash equivalents at end of period	$22,241

Supplemental information:
Interest payments	$860

Income tax payments	$—

The accompanying Notes are an integral part of the condensed consolidated financial statements.

1 During the third quarter of 2002, approximately $4.0 million of cash used in operating activities related primarily to payments made with respect to the Predecessor’s bankruptcy proceedings for professional and administrative fees, cure costs and other administrative type claims which were accrued as of June 30, 2002.

LASON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Month Period Ended September 30, 2002
(In thousands, except for shares, Unaudited)

	Common Stock		Additional
			Paid-in	Treasury	Retained
	Shares	Amount	Capital	Stock	Earnings	Total

Balances at July 1, 2002	30,000,000	$300	$1,565	$—	$—	$1,865
Common stock issued to directors	30,000	—	—	—	—	—
Net income	—	—	—	—	479	479

Balances at September 30, 2002	30,030,000	$300	$1,565	$—	$479	$2,344

The accompanying Notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1: NATURE OF OPERATIONS

     Lason, Inc., a Delaware corporation, together with its subsidiaries (“Lason” or the “Company”) is a leading provider of integrated information outsourcing solutions through in excess of 60 locations and facilities management sites in 26 states, India, China (service relationship), Mexico, the Caribbean and Canada. The Company serves over 5,500 active customers primarily in the healthcare, financial services, government and manufacturing and industrial vertical markets. The Company’s core competency resides in its ability to enhance the performance of its customers’ business by outsourcing their non-core business processes and back office operations. The Company’s primary services are data, document and image capture, web-based document repository services via its Document DNA™ (digital network access) product, analog services, on-site facilities management, print and mail type services, database management and other professional services. The Company’s service capabilities across a broad range of data and media types allows its customers to fulfill their business process and information outsourcing needs with a single vendor regardless of geography.

NOTE 2: CHAPTER 11 PROCEEDINGS AND REORGANIZATION

     On December 5, 2001 (the “Petition Date”), Lason, Inc. and certain of its direct and indirect subsidiaries incorporated in the United States (collectively referred to as the “Debtors”) filed voluntary petitions to reorganize under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) with the Bankruptcy Court for the District of Delaware in Wilmington (the “Bankruptcy Court”). The Bankruptcy Court orally approved the Company’s Plan of Reorganization at its Confirmation Hearing on April 30, 2002. On May 17, 2002, the Bankruptcy Court entered an order confirming its First Amended Joint Plan of Reorganization of Lason, Inc. and its Subsidiary Debtors, as modified (the “Plan”). From the Petition Date through June 30, 2002, the Debtors operated their businesses as debtors-in-possession pursuant to the Bankruptcy Code. On July 1, 2002 (the “Effective Date”), the Plan became effective and the Debtors successfully emerged from their Chapter 11 bankruptcy proceedings. For periods prior to the Effective Date, the Company is referred to as “Old Lason” or the “Predecessor” in these financial statements and footnotes and in the Company’s Management Discussion and Analysis. For periods including and subsequent to the Effective Date, the Company is referred to as “New Lason” or the “Successor” in these financial statements and footnotes and in the Company’s Management Discussion and Analysis. Please refer to the Company’s Plan for capitalized terms not defined herein.

     Pursuant to the Plan, the following transactions were completed on or about the Effective Date:

a.	all of Old Lason’s issued and outstanding common stock was cancelled;
b.	certain indebtedness of the Debtors was cancelled in exchange for cash and/or common stock, par value $0.01 per share, of New Lason (“Common Stock”);
c.	executory contracts or unexpired leases to which any Debtor was a party were assumed or rejected; and
d.	members of the board of directors and officers of New Lason were elected and began serving their respective terms.

     On the Effective Date, 100,000,000 shares of Common Stock were authorized, with 30,000,000 shares of Common Stock reserved for distribution. Of the 30,000,000 shares reserved for distribution, the Company’s Plan called for 87.5% or 26,250,000 shares to be issued in respect of general unsecured claims against the Debtors and 12.5% or 3,750,000 shares to be issued to management of the Company as part of an Executive Management Incentive Plan (“EMIP”). At September 30, 2002, the 30,000,000 shares have not been issued by the Company. The Company is in the process of reconciling its unsecured claims in order to determine the amount of disputed and undisputed claims. The Company currently cannot speculate as to the ultimate completion date for such analysis and the initial or final issuance of such shares as called for under the Plan. The Company desires to complete this process as soon as reasonably practical.

     In addition, on the Effective Date, the Company’s Plan called for it to issue New Senior Notes (the “Senior Notes”) to the Holders of its Allowed Secured Lender Claims (i.e., its senior secured Bank Group) in an amount equal to $90 million, maturing five years after the Effective Date and bearing interest at the Agent’s prime rate plus 2.5% (floating). The amount of the Senior Notes was reduced by proceeds of asset sales received by Holders of the Allowed Secured Lender Claims from November 1, 2001 to the Effective Date and thereafter as set forth in a new Credit or Note Agreement. The amount outstanding under the Senior Notes as of September 30, 2002 is $45.9 million. The terms of the Senior Notes shall be governed by a Credit Agreement. As of November 19, 2002, such Credit Agreement has not been executed; however the Company and the Holders of such Senior Notes are in the process of finalizing such agreement.

     Lastly, on the Effective Date, Lason issued a Junior Note in the principal amount of $3.1 million to certain key managers (who were also ex-owners of businesses acquired by Lason) in full satisfaction of their Allowed Key Manager Claims against the Debtors. The Junior Note is a non-interest bearing, unsecured note, maturing within five years following the Effective Date. The Junior Note is supported by an Indenture Agreement dated as of June 30, 2002. For further details regarding the Senior Notes and Junior Note see Note 6.

NOTE 3: FRESH START ADJUSTMENTS

     The Debtors emerged from their Chapter 11 bankruptcy proceedings on July 1, 2002, which for financial reporting purposes was deemed the Effective Date of the Plan. In accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), the Company adopted fresh start reporting because holders of existing voting shares of Lason immediately before filing and confirmation of the Plan received less than 50% of the Common Stock distributed under the Plan and the Company’s reorganization value was less than the Debtors’ post-petition liabilities and allowed claims in the aggregate on a consolidated basis.

     Fresh start reporting requires that the reorganization value of the Company be allocated to its assets in conformity with Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations.” The excess of the fair value of the specific tangible or identifiable intangible net assets over reorganization value, or negative goodwill, is to be allocated to non-current non-monetary assets on a pro rata basis. Based on the consideration of many factors and various valuation methods, including a discounted cash flow, a comparable public company analysis, a comparable acquisitions analysis, and other applicable analyses believed by the Company’s management to be appropriate for the Company’s business and industry, the Company and its financial advisors determined the reorganization value of the Debtors to be approximately $33 million, which served as the basis for the Plan approved by the Bankruptcy Court. The fair value of the Debtors net assets approximates its reorganization value as of the Effective Date.

     The following table reflects the adjustments to Old Lason’s balance sheet as of June 30, 2002:

					Fresh
		Plan of		Total	Start		Total
	Predecessor	Reorganization		Predecessor	Adjustments		Successor

Assets:
Current assets	$83,369			$83,369			$83,369
Property and equipment	23,654			23,654	$(17,741)	(d)	5,913
Other assets	88,801			88,801	(88,801)	(d)	—

Total assets	$195,824	—		$195,824	$(106,542)		$89,282

Liabilities and Shareholders’ Equity (Deficit):
Accounts payable	$8,938			$8,938			$8,938
Accounts payable pre-petition	25,063	$(25,063	) (a)
Accrued expenses	20,232			20,232			20,232
Customer deposits	2,510			2,510			2,510
Deferred revenue	3,037			3,037			3,037
Earn out obligations	33,306	(33,306	) (a)
Other	269			269			269
Pre-petition debt	266,319	(213,888	) (b)	52,431	$(52,431)	(e)	—
Current portion of new long-term obligations	—				1,073	(e)	1,073
New long-term obligations	—				51,358	(e)	51,358

Total liabilities	359,674	(272,257)		87,417			87,417

Shareholders’ Equity (Deficit)	(163,850)	272,257	(c)	108,407	(106,542)	(f)	1,865

Total liabilities and shareholders’ equity (deficit)	$195,824	—		$195,824	$(106,542)		$89,282

(a)	To record elimination of pre-petition liabilities which were cancelled.

(b)	To record extinguishment of debt.

(c)	To record gain on cancellation of pre-petition liabilities and gain on extinguishment of debt.

(d)	To reflect assets and liabilities at fair value.

(e)	To record new long-term obligations.

(f)	To record common stock to be issued and adjust opening equity.

NOTE 4: BASIS OF PRESENTATION

     In the opinion of the Company, the accompanying unaudited condensed financial statements include all adjustments, of a normal, recurring nature, necessary to present fairly its financial position as of September 30, 2002 and the results of operations for the three months ended September 30, 2002. Results of operations for interim periods may not be indicative of future results.

     The accompanying unaudited condensed consolidated financial statements of Lason have been prepared in conformity with generally accepted accounting principles for interim financial information, but not in conformity with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X, as the Company has not presented comparable information for the three month period ending September 30, 2001, and the nine month periods ending September 30, 2001 and 2002. Accordingly, such interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete interim condensed consolidated financial statements.

     As previously disclosed in Lason’s Form 8-K filed on March 26, 2001, the Company informed the U.S. Securities and Exchange Commission and U.S. Attorney for the Eastern District of Michigan of accounting irregularities and system deficiencies that affected certain portions of the Company’s financial statements. Some of these items were material to the Company’s financial statements for at least the third quarter of 1999 and may also have been material to statements for other periods. The irregularities and deficiencies were found in accounting records of the Company’s North American operations.

     A Special Committee of the Company’s Board of Directors determined that these irregularities and deficiencies may have occurred during some periods between late 1997 and 1999. The Committee also found that the Company’s financial statements for at least the third quarter of 1999 requires restatement. The Committee and Company do not believe that any such irregularities have extended beyond the first half of 2000. The extent of any misstatements is still being investigated and evaluated by the Company. As a result, the Company’s financial statements for the years ended December 31, 2001 and December 31, 2000, have not been reviewed or audited by an independent public accounting firm and do not reflect the impact resulting from the correction of, if any, accounting irregularities or system deficiencies, which are under investigation. As such, the Company has not provided comparable financial information in this Form 10-Q for the three month or nine month period ending September 30, 2001 and therefore neither for the nine month period ended September 30, 2002. As a result of adopting fresh start reporting, the Company believes the ultimate effects, if any, from the alleged accounting irregularities during 1997 — 1999, as discussed above, have been eliminated in the financial statements as of and for the three month period ended September 30, 2002.

NOTE 5: NEW ACCOUNTING STANDARDS

     In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 applies to costs associated with an exit activity (including a restructuring) or with a disposal of long-lived assets. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. A liability is incurred when an event obligates the entity to transfer or use assets. Under current accounting guidance, a liability can be recorded when management has committed to an exit plan. The requirements under SFAS No. 146 are effective prospectively for exit and disposal activities initiated subsequent to December 31, 2002. Restatement of previously issued financial statements is not permitted. Management does not believe the adoption of this statement will have a material effect on the Company’s financial statements.

NOTE 6: LONG TERM OBLIGATIONS

     The Company’s long term obligations as of September 30, 2002 consist of five-year Senior Notes in the aggregate outstanding amount of $45.9 million, which are collateralized by a lien on all property of the Company, guarantees of certain of the Company’s subsidiaries, as well as pledges of the capital stock of certain subsidiaries and a unsecured, non-interest bearing Junior Note, maturing within five years, in the principal amount of $3.1 million issued to certain key managers (who were also ex-owners of businesses acquired by Lason). The Senior Notes will be supported by a Credit Agreement, which is currently being finalized by the Company and the note holders (i.e., its Bank Group). The notes will bear interest at the prime rate (floating) plus 2.5 percent (approximately 7.25% at September 30, 2002). The Credit Agreement will contain restrictions on acquisitions, disposition of assets, and the incurrence of other liabilities and contain certain financial covenants.

     The Senior Notes call for quarterly principal payments with final maturity at June 30, 2007, as follows (in thousands):

2003	$3,000
2004	4,000
2005	4,000
2006	4,000
2007	30,925

Total	$45,925

     In addition to the quarterly principal payments, the proposed Credit Agreement calls for principal reductions from net cash proceeds received from the sale or disposition of assets.

     The Junior Note calls for semi-annual principal payments with final maturity at December 31, 2006, as follows (in thousands):

2003		$624
2004		624
2005		624
2006		1,246

Total		$3,118
	Unamortized Discount	(728)

	Junior Note Balance	$2,390

     The Junior Note Indenture Agreement provides that the principal payments outlined above will be made as set forth, subject to the express condition that certain performance tests are satisfied by the key managers on an individual basis. Based upon the Company’s current information, it believes that it is probable that such conditions for payment will be met by the key managers.

NOTE 7: INTEGRATION ACTIVITIES

     In connection with its Plan, the Company has undertaken certain integration and restructuring activities to realign organizationally, eliminate excess capacity and streamline its operations and further enhance its off-shore service capabilities. As such, the Company has been and is in the process of closing certain operating locations. As of September 30, 2002, the Company has accrued $1.2 million related to its commitment to these activities, of which approximately $0.3 million was included as a non-recurring charge in the results of operations for the three months ended September 30, 2002. The Company anticipates being substantially completed with such activities during the first quarter 2003. However, the exact completion date is dependent upon a number of factors, some of which are beyond the control of the Company.

NOTE 8: INCOME TAXES

Bankruptcy Impact

     In connection with the reorganization, a gain on cancellation of indebtedness was realized by the Predecessor in the amount of $272.3 million. This gain will not be taxable since the gain resulted from reorganization under the Bankruptcy Code. However, the Company will be required, as of the beginning of its 2003 taxable year, to reduce certain attributes including net operating loss carry forwards (“NOLs”), certain tax credits and tax basis in assets in an amount equal to such gain on extinguishment. As of the Effective Date, the Company estimates that its NOLs aggregate approximately $240 million.

     The reorganization of the Company on the Effective Date constituted an ownership change under Section 382 of the Internal Revenue Code. Consequently, the use of any of the NOLs and tax credits generated prior to the ownership change, that are not reduced pursuant to the provisions discussed above, will be subject to an annual limitation.

     The Company’s management, in assessing the realizability of deferred tax assets, must consider whether it is more likely than not that part or all of the deferred tax assets may not be realized. This assessment includes consideration for the scheduled reversal of temporary taxable difference, projected future taxable income, and tax planning strategies.

Successor Period

     The Company did not recognize income tax expense for the income realized in the three months ended September 30, 2002 because it does not expect to report taxable income in its tax return for the current fiscal year.

NOTE 9: EARNINGS PER SHARE

     Basic earnings per share have been computed in accordance with SFAS No. 128, “Earnings per Share.” The weighted average common shares used for the period were 30,030,000, which includes the 30,000,000 shares reserved for issuance under the Company’s Plan in addition to shares issued during the period to the Company’s new outside directors.

NOTE 10: COMMITMENTS AND CONTINGENCIES

     As a consequence of the Debtor’s Plan, any claims from actions or proceedings against the Company’s domestic operations, related to periods prior to or on the Petition Date, will be treated according to such Plan, which generally provides unsecured claims to be settled in common shares of New Lason and claims related to Old Lason common stock or securities to be discharged.

     On May 14, 2001, plaintiffs Future Image Holding Corporation and DASA Holdings Inc., the former owners of Datacom Imaging Systems Company (“Datacom”), brought an action against the Company and Lason — Canada Company (“Lason Canada”) in the Ontario Superior Court of Justice. The action relates to the acquisition of Datacom Imaging Systems Company by Lason Canada which was guaranteed by the Company and the non-payment of three additional purchase payments, which plaintiffs assert they are owed for having achieved certain performance levels as provided under the acquisition agreement. Plaintiffs seek approximately $450,000 U.S. for the first additional purchase payment. On March 12, 2002, the plaintiffs were granted a summary judgment of their claim for the $450,000. The Company appealed this ruling, but was required to deposit $275,000 U.S. with the Court of Appeals of Ontario as security. On September 30, 2002, the Court of Appeals of Ontario ruled in favor of the Company and reversed the lower court’s grant of summary judgment. Accordingly, plaintiffs’ lawsuit returns to the trial court where it will proceed to discovery. The Company will continue to defend itself vigorously in the matter and, on July 8, 2002, filed a separate action against plaintiffs to recover amounts the Company alleges it overpaid plaintiffs in connection with the first additional purchase payment. On November 21, 2002, the Court of Appeals of Ontario will determine whether the Company’s $275,000 must remain on deposit as security for plaintiffs’ claims.

     The Company is a defendant in an adversary proceeding in the Bankruptcy Court for the District of Delaware in Wilmington. The plaintiff is Ark 2000-1 CLO, Limited (“Ark”), one of the Company’s senior note holders. The nature of the dispute is over certain provisions in the Company’s Pre-petition Credit Agreements and Plan, which call for the sharing of net proceeds from certain designated asset sales between the Company and the senior note holders. Ark alleges, among other things, that the Company is not entitled to the use or share of such net sale proceeds. The net proceeds currently in dispute are approximately $1.7 million, of which approximately $1.5 million is being held in escrow by the Pre-petition Agent. The Company believes the plaintiff’s arguments are without merit and it is vigorously defending itself in this matter. Any unfavorable outcome or settlement, if any, in this matter would result in a charge to current earnings.

     As described in Note 4, the Company previously notified the SEC and U.S. Attorney for the Eastern District of Michigan (“U.S. Attorney”) of accounting irregularities and system deficiencies that affected certain portions of the Company’s financial statements in 1999 and may have affected its financial statements for other periods up to and through the first half of 2000. The SEC and U.S. Attorney have on-going investigations into these matters. The Company’s new executive management team has been and continues to fully cooperate with such investigations. The Company is not privy to the status of these investigations and cannot predict when they will be completed, the results thereof, or actions that might be taken against the Company, if any. Criminal actions that result in claims against the Company are not dischargeable under the Bankruptcy Code. The SEC and U.S. Attorney have the ability, depending upon the nature of the claims, to take actions against the Company that could have a material adverse effect upon its results of operations, financial position or liquidity. Based upon the Company’s cooperation with these authorities, its new executive management team is hopeful that such actions will not, in fact, have a material adverse effect upon its results of operations, financial position or liquidity. However, no assurances can be given at this time.

     In addition to the foregoing, the Company is subject to lawsuits and pending or asserted claims with respect to matters arising out of the ordinary course of business. Although the Company cannot predict the outcomes of these legal proceedings, it is not currently aware of any claim or action, in the aggregate, that would have a material adverse effect on its financial position, results of operations or liquidity.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Lason is a leading provider of integrated information outsourcing solutions through in excess of 60 locations and facilities management sites in 26 states, India, China (service relationship), Mexico, the Caribbean and Canada. The Company serves over 5,500 active customers primarily in the healthcare, financial services, government and manufacturing and industrial vertical markets. The Company’s core competency resides in its ability to enhance the performance of its customers’ business by outsourcing their non-core business processes and back office operations. The Company’s primary services are data, document and image capture, web-based document repository services via its Document DNA™ (digital network access) product, analog services, on-site facilities management, print and mail type services, database management and other professional services. The Company’s service capabilities across a broad range of data and media types allows its customers to fulfill their business process and information outsourcing needs with a single vendor regardless of geography. Lason’s capability to capture, manage and output information includes both traditional and digital services that support customer migration to new technologies including internal-based applications.

     The Company’s strategy is to be a value-added business partner to its customers by leveraging its integrated information outsourcing capabilities across a broad geographical spectrum to continually help them reduce their information management and back office costs and minimize their on-going technology and capital requirements. Key components to this strategy are the Company’s strategically located off-shore capabilities and solution offerings, such as Document DNA™ (its web-based document repository), which allow it to fulfill customers’ information needs cost effectively twenty-four hours a day, seven days a week.

Fresh Start Reporting and Factors that Affect Comparability of Financial Information

     The Debtors emerged from Chapter 11 bankruptcy proceedings on July 1, 2002, which for financial reporting purposes, the Company deemed the Effective Date of the Plan. Fresh start reporting has been implemented as of the Effective Date and accordingly, at such date, all assets and liabilities of the Debtors were restated to their respective fair values. See Note 3 to the unaudited condensed consolidated financial statements, included elsewhere in this Form 10-Q, for a discussion of the fresh start adjustments. For financial reporting purposes references to “Predecessor” refer to “Old Lason” on and prior to June 30, 2002. References to “Successor” refer to “New Lason” on and after July 1, 2002, after giving effect to the implementation of fresh start reporting. Successor financial statements are therefore not comparable to Predecessor financial statements.

     The accompanying unaudited condensed consolidated financial statements of Lason, Inc. (together with its subsidiaries, “Lason” or the “Company”) have been prepared in conformity with generally accepted accounting principles for interim financial information, but not in conformity with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X, as the Company has not presented comparable information for the three month period ending September 30, 2001, and the nine month periods ending September 30, 2001 and 2002. Accordingly, such interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete interim condensed consolidated financial statements.

     As previously disclosed in the Company’s Form 8-K filed, on March 26, 2001, the Company informed the U.S. Securities and Exchange Commission and U.S. Attorney for the Eastern District of Michigan of accounting irregularities and system deficiencies that affected certain portions of the Company’s financial statements. Some of these items were material to the Company’s financial statements for at least the third quarter of 1999 and may also have been material to statements for other periods. The irregularities and deficiencies were found in accounting records of the Company’s North American operations.

     A Special Committee of the Company’s Board of Directors determined that these irregularities and deficiencies may have occurred during some periods between late 1997 and 1999. The Committee also found that the Company’s financial statements for at least the third quarter of 1999 requires restatement. The Committee and Company do not believe that any such irregularities have extended beyond the first half of 2000. The extent of any misstatements is still being investigated and evaluated by the Company. As a result, the Company’s financial statements for the years ended December 31, 2001 and December 31, 2000, have not been reviewed or audited by an independent public accounting firm and do not reflect the impact resulting from the correction of, if any, accounting irregularities or system deficiencies, which are under investigation. As such, the Company has not provided comparable financial information in this Form 10-Q for the three month or nine month period ending September 30, 2001 and therefore neither for the nine month period ended September 30, 2002. Accordingly, the discussion of results of operations and liquidity and capital resources is limited to the three month period ended September 30, 2002 or subsequent periods. As a result of adopting fresh start reporting, the Company believes the ultimate effects, if any, from the alleged accounting irregularities during 1997 — 1999, as discussed above, have been eliminated in the financial statements as of and for the three month period ended September 30, 2002.

Development of Code of Ethics and Compliance Program

     The Company has engaged outside corporate counsel to assist it in the development of a new corporate Code of Ethics and Compliance Program. The Company anticipates having such developed by the end of 2002 and implemented during the first quarter of 2003.

Results of Operations—Three Months Ended September 30, 2002

     Consolidated net revenues were $50.3 million for the three months ended September 30, 2002. The Company’s revenues are generally based upon transaction volumes of information and data sent to it by third parties. For the most part, these volumes are not contractually required or guaranteed. In addition, the mix of the Company’s revenue is dependent upon the application or service being provided and can vary between project and recurring type work. In many cases, the work being performed by the Company for an individual customer contains elements of both project and recurring type work. Project work represents one-time services. Recurring work represents services being provided to a customer on a consistent basis that are generally under contract or have been regularly provided by the Company to the customer through a long standing relationship.

     Gross profit was $14.9 million for the three months ended September 30, 2002. The Company’s cost of revenues consist primarily of wages and benefits to its employees, the cost of materials and equipment and other items related to directly providing services and products to its customers.

     Selling, general and administrative expenses were $13.6 million for the three months ended September 30, 2002. In connection with its Plan, the Company has undertaken certain integration and restructuring activities to realign organizationally, eliminate excess capacity and streamline its operations and further enhance its off-shore service capabilities. As such, the Company has been and is in the process of closing certain operating locations. As of September 30, 2002, the Company has accrued $1.2 million related to its commitment to these activities, of which approximately $0.3 million was included as a non-recurring charge in the results of operations for the three months ended September 30, 2002. The Company anticipates being substantially completed with such activities during the first quarter of 2003. However, the exact completion date is dependent upon a number of factors, some of which are beyond the control of the Company.

     Net interest expense was $0.8 million for the three month period ended September 30, 2002, consisting principally of interest on the Company’s Senior Notes. Included in the results of operations for the three months ended September 30, 2002 was approximately $0.7 million in depreciation expense related to property and equipment.

Liquidity and Capital Resources

     At September 30, 2002 the Company had net working capital of $43.5 million, a current ratio of 2.4 and cash and cash equivalents of $22.2 million. The Company’s net senior debt (defined as total Senior Notes less cash and cash equivalents) was $23.7 million at September 30, 2002. The Company has funded its operations and integration and restructuring activities through a combination of cash from operations and net proceeds from sales of non-core assets. Net cash used in operating activities for the three months ended September 30, 2002 was $4.0 million. This use relates primarily to payments made with respect to the Debtors’ bankruptcy proceedings for professional and administrative fees, cure costs and other administrative type claims. These payments totaled approximately $4.0 million for the three month period ended September 30, 2002. The Company expects these payments to substantially decrease over time as certain administrative claims related to Debtors cases are settled. The Company estimates that its total remaining obligation related to these types of items is approximately $3.0 million at September 30, 2002 and that these would be paid over the remainder of 2002 and 2003.

     Net cash provided by investing activities totaled $0.5 million for the three months ended September 30, 2002. For the three months ended September 30, 2002, approximately $0.8 million was used for investments in capital assets. These investments were off-set by approximately $1.3 million of net cash proceeds from the sale of certain non-core assets of the Company. At September 30, 2002, the Company has completed its non-core asset divestiture program, which was committed to as part of its Plan of Reorganization. According to the terms of certain sale agreements, part of the consideration was deferred, contingent upon certain future events or structured as a future royalty. At September 30, 2002, the Company estimates that approximately $1.5 million in additional net proceeds from these sales could be received, primarily over the remainder of 2002 and 2003. As called for under the Company’s Plan of Reorganization, most of the net cash proceeds are required to be applied as principal payments against the Company’s Senior Notes.

     Cash used in financing activities was $4.2 million for the three months ended September 30, 2002 and largely consisted of payments on the Company’s Senior Notes.

     The Company’s long term obligations as of September 30, 2002 consist of five-year Senior Notes in the aggregate outstanding amount of $45.9 million, which are collateralized by a lien on all property of the Company, guarantees of certain of the Company’s subsidiaries, as well as pledges of the capital stock of certain subsidiaries and a unsecured, non-interest bearing Junior Note, maturing within five years, in the principal amount of $3.1 million issued to certain key managers (who were also ex-owners of businesses acquired by Lason). The Senior Notes will be supported by a Credit Agreement, which is currently being finalized by the Company and the note holders (i.e., its Bank Group). The notes will bear interest at the prime rate (floating) plus 2.5 percent (approximately 7.25% at September 30, 2002). The Credit Agreement will contain restrictions on acquisitions, disposition of assets, and the incurrence of other liabilities and contain certain financial covenants. In addition to quarterly principal payments, the proposed Credit Agreement calls for principal reductions from net cash proceeds received from the sale or disposition of assets.

     The Junior Note Indenture Agreement provides that the principal payments will be made subject to the express condition that certain performance tests are satisfied by the key managers on an individual basis. Based upon the Company’s current information, it believes that it is probable that such conditions for payment will be met by the key managers.

     Management believes that it has sufficient liquidity through its cash from operations and cash on hand of $22.2 million at September 30, 2002 to meet its on-going business needs, including satisfying its long term obligations as they become due. The Company consistently monitors and evaluates its capital structure and options for maximizing the efficiency of such. Should the Company require future financing, no assurances can be given that the terms or availability of such would be favorable to the Company.

Inflation

     Certain of the Company’s expenses, such as wages and benefits, occupancy costs, and equipment repair and replacement, are subject to normal inflation. Supplies, such as paper and related products, can be subject to significant price fluctuations. There can be no assurance that the Company will be able to offset any future cost increases through efficiencies or increased charges for its services and products.

Effect of Potential Fluctuations in Quarterly Operating Results; Seasonality

     The Company has experienced, and in the future may experience, significant quarter to quarter fluctuations in its operating results. Quarterly operating results may fluctuate as a result of a variety of factors, including but not limited to, the size and timing of customer contracts, changes in customer budgets, variations in the cost of temporary labor and paper, the integration of acquired businesses into the Company’s operations, the demand for the Company’s services, the timing and introduction of new services, the market acceptance of new services, the introduction and timing of new services by the Company’s competitors, competitive conditions in the industry and general economic conditions. The Company’s businesses are also typically seasonal as sales and profitability are generally lower during the third and fourth quarters of the year. Negative trends or variations in these items could have a material adverse effect on the Company’s business, financial condition or results of operations.

Market Risk

     The Company believes one of its strategic advantages is its long-standing off-shore service capabilities, which are used to service certain of its North American customer base. Operations in these countries are subject to certain economic and political risks unlike its operations in the United States. The Company does not hedge its investment in these operations or other risks arising out of operating in these foreign countries. The Company has not experienced significant economic or political difficulties in these operations to date. However, the Company cannot predict changes in the economic or political conditions in these foreign countries or the ultimate impact they may have on its business, financial condition or results of operations.

Speculative Nature of Common Stock; Lack of Trading Market; Issuance to Disbursing Agent

     The Company’s Plan reserved 30,000,000 shares of Common Stock for distribution. Of the 30,000,000 shares reserved for distribution, the Company’s Plan called for 87.5% or 26,250,000 shares to be issued in respect of general unsecured claims against the Debtors and 12.5% or 3,750,000 shares to be issued to management of the Company as part of an Executive Management Incentive Plan (“EMIP”). The Plan called for such shares to be distributed to Allowed Claim Holders via a Disbursing Agent when reasonably practical.

     At September 30, 2002, the 30,000,000 shares have not been distributed by the Company. The Company is in the process of reconciling its unsecured claims in order to determine the amount of disputed and undisputed claims. The Company currently cannot speculate as to the ultimate completion date for such analysis and the initial or final distributions of such shares as called for under the Plan. The Company desires to complete this process as soon as reasonably practical.

     The New Lason common stock has no trading market. There can be no assurance regarding the future development of a market for or as to the liquidity of these shares when distributed by the Disbursing Agent pursuant to the Disbursing Agent Escrow Instructions. The Company is currently not in compliance with certain regulations of the SEC necessary for its securities to be listed and traded on a national securities exchange or on Nasdaq. The Company cannot provide any assurances as to if or when it would meet such requirements.

Non-Core Asset Sales

     The Predecessor was created through approximately 76 acquisitions during the period of 1996 through 1999, with 55 of those acquisitions occurring in 1998-1999. A significant part of the Company’s Plan was the divesture of certain non-core assets and businesses. The Company has completed the divestiture of in excess of 30 non-core businesses and fulfilled its commitment as outlined under the Plan.

Earnout Obligations

     In executing its acquisition strategy, the Predecessor generally entered into additional purchase price arrangements as part of the purchase agreement. Such additional purchase price arrangements would pay the former owner of the business additional amounts depending upon the performance of the business post-acquisition (i.e., an earnout). The Company’s financial obligation related to these agreements has been extinguished under the Plan, with the exception of those key manager claims that have been allowed and are represented by the Company’s Junior Note, in the principal amount of $3.1 million at September 30, 2002 and potential claims against Lason Canada Company, if any. See the notes to the Company’s condensed consolidated financial statements and Part II of this
Form 10-Q for a discussion of commitments and contingencies and legal proceedings.

Significant Accounting Policies

     The Company has identified the following significant accounting policies that, as a result of complexities, judgments and uncertainties of the accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions, assumptions or estimates. The Company applies a consistent methodology at the end of each quarter to determine the account balances that require judgment.

     Revenue Recognition

     The Company’s revenues are driven primarily by transaction volumes. The Company records revenues when the services are provided and all significant obligations of the Company have been satisfied. In certain circumstances, depending upon contractual terms or billing cycle cut-off, the Company is unable to bill for work completed in a certain period. In these cases, the Company recognizes revenue when the work is performed in order to match revenues with the services and related expenses. The work ultimately will be billed according to the contractual terms or the next possible billing cycle, as applicable. Revenues are presented in the consolidated statements of operations net of postage where the cost of such postage is passed through to the customer.

     Allowance for Doubtful Accounts

     The Company’s allowance for doubtful accounts is generally established during the period in which the loss is expected to occur and is overall provided at a level for which management has deemed appropriate based upon all currently available information such as, historical trends, subsequent collections, viability of the customer and other such relevant factors. The evaluation of these factors involves subjective judgments and changes in these factors may significantly impact the Company’s consolidated financial statements.

     Supplies

     Supplies are valued at the lower of cost or market, using the first-in, first-out method. From time to time, due to changes in market demand, technology or other such factors it may be necessary for the Company to write-down the carrying value of its supplies. The evaluation of these factors involves subjective judgments and changes in these factors may significantly impact the Company’s consolidated financial statements.

     Property and Equipment

     The Debtors’ property and equipment, including significant improvements as of the Effective Date have been stated at their fair values. The Debtors’ additions subsequent to such date are recorded at cost to acquire. Expenditures for normal repairs and maintenance are charged to operations as incurred. Adjustments of the asset and related accumulated depreciation accounts are made for retirements of property and equipment with the resulting gain or loss included in operations.

    Self-insurance Liabilities and Reserves

     The Company is self-insured for its healthcare obligations and covers its workers compensation obligations through an incurred loss retro policy, under which the Company is obligated to cover losses on an actual basis up to a prescribed amount. The Company accounts for these programs based upon actuarial estimates of the loss inherent in the claims during the period, including an estimate for losses incurred but not yet reported. These loss estimates rely on observations of historical loss experience for similar events. The Company mitigates its ultimate exposure by carrying certain stop loss coverage. The evaluation of these factors and establishment of the loss estimates involves subjective judgments and changes in these factors may significantly impact the Company’s consolidated financial statements.

    Other Loss Contingencies

     The Company records liabilities when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. These types of losses can develop over long periods of time, with potentially significant changes occurring in the facts of each case. Estimates of probable losses often include analysis and judgments about actions or potential actions of third parties, including governmental regulators, which are beyond the control or influence of the Company.

    Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ materially from those estimates.

New Accounting Standards

     In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 applies to costs associated with an exit activity (including a restructuring) or with a disposal of long-lived assets. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. A liability is incurred when an event obligates the entity to transfer or use assets. Under current accounting guidance, a liability can be recorded when management has committed to an exit plan. The requirements under SFAS No. 146 are effective prospectively for exit and disposal activities initiated subsequent to December 31, 2002. Restatement of previously issued financial statements is not permitted.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Lason has exposure to interest rate risk on its Senior Notes, which bear interest at a variable rate. Based on the Company’s outstanding balance on September 30, 2002 of $45.9 million, a one-percent increase or decrease in interest rates would decrease or increase, respectively, the Company’s pre-tax earnings and operating cash flows by appropriately $0.5 million on an annualized basis.

ITEM 4: CONTROLS AND PROCEDURES

     1.     The term “disclosure controls and procedures” is defined in Rules 13a-14(c) and 15(d)-14(c) of the Securities Exchange Act of 1934 (the “Exchange Act”). These Rules refer to the controls and under procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this quarterly report (the “Evaluation Date”), and have concluded that our disclosure controls and procedures are effective in providing them with material information relating to the Company known to others within the Company which is required to be included in our periodic reports filed under the Exchange Act. Reference is made to “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Fresh Start Reporting and Factors that Affect Comparability of Financial Information” for a discussion of the Company’s inability to provide comparable financial information in this Form 10-Q for the three month and nine month periods ending September 30, 2001 or for the nine month period ending September 30, 2002.

     2.     There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the Evaluation Date.

FORWARD-LOOKING STATEMENTS

     Lason may from time to time provide information including certain statements included in or incorporated by reference in this Form 10-Q which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those forward-looking statements include the intent, belief or current expectations of the company and its management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward looking statements are: (1) important information is of a preliminary basis and subject to further adjustment, (2) the assimilation of business units, (3) the economic, political and regulatory environment, (4) competitive risks and uncertainties, (5) dependence on key customers and management, (6) fluctuations in paper prices, (7) price and availability of qualified temporary labor, (8) reliability of Company data, (9) changes in the business outsourcing industry, (10) management’s ability to implement its business plan, (11) the financial and legal effect of any outstanding litigation, (12) ultimate resolution and settlement of administrative and priority claims, including priority tax claims, whether known or unknown as a result of the Company’s previous Chapter 11 filing, (13) status of the Company’s financing, (14) other important factors beyond the control of Lason and (15) other risks identified from time to time in the Company’s reports and registration statements filed with the Securities and Exchange Commission. Actual future results may vary significantly from those set forth herein.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     On September 30, 2002, with respect to litigation previously disclosed in the Company’s Form 10-Qs for the quarters ended March 31, 2001 and March 31, 2002, the Court of Appeals of Ontario ruled in favor of the Company and reversed the lower court’s grant to plaintiffs of summary judgment of approximately $450,000 (U.S). Accordingly, plaintiffs’ lawsuit returns to the trial court where it will proceed to discovery. The Company will continue to defend itself vigorously in the matter and, on July 8, 2002, filed a separate action against plaintiffs to recover amounts the Company alleges it overpaid plaintiffs in connection with the payment by the Company to plaintiffs of the first additional purchase payment. Also, on November 21, 2002, the Court of Appeals of Ontario will determine whether the Company’s $275,000, which it deposited as security in connection with its appeal of plaintiffs’ summary judgment, must remain on deposit.

     The Company is a defendant in a proceeding in the Bankruptcy Court for the District of Delaware in Wilmington. The plaintiff is Ark 2000-1 CLO Limited, (“Ark”), one of the Company’s senior note holders. The nature of the dispute is over certain provisions in the Company’s pre-petition credit agreement and First Amended Joint Plan of Reorganization of Lason, Inc. and its Subsidiary Debtors, as modified (the “Plan”), which call for the sharing of net proceeds from certain designated asset sales between the Company and the senior note holders. Ark alleges, among other things, that the Company is not entitled to the use of or share of such net sale proceeds. The net proceeds currently in dispute are approximately $1.7 million, of which approximately $1.5 million is currently being held in escrow by the Pre-Petition Agent. The Company believes that Ark’s arguments are without merit and it is vigorously defending itself in this matter. Any unfavorable outcome or settlement, if any, in this matter would result in a charge to current earnings.

     Various other claims have been made against the Company in the normal course of business which management believes will not have a material adverse effect on the Company’s business, financial condition or results of operations.

Item 2. Changes in Securities and Use of Proceeds

     Pursuant to the Plan, all common stock and options to purchase common stock of registrant which were outstanding immediately prior to the Effective Date (“Old Common Stock and Options”) did not receive or retain any property under the Plan on account of such Old Common Stock and Options. On the Effective Date, all such Old Common Stock and Options were cancelled and extinguished and had no further value. On the Effective Date, and pursuant to the Plan, registrant is required to issue 30,000,000 shares of new common stock (“New Common Stock”) (approximately 87.5% to allowed general unsecured claims of the Company and approximately 12.5% to certain employees of the Company pursuant to an Executive Management Incentive Plan).

     In August 2002, the Company issued 15,000 shares of New Common Stock to each of David P. Williams and Robert F. Naftaly, both directors of the Company, for the purchase price of $0.01 per share. No commissions were paid with respect to such sales. The sales were made pursuant to exemptions from registration under Sections 4(2) and 4(6) of, and under Section 506 of Regulation D promulgated under, the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

     On the Effective Date, in full satisfaction, settlement, release and discharge of and in exchange for its claims, the secured bank lenders receive pursuant to the Plan, New Senior Notes (the “Senior Notes”), in an amount equal to $90 million, maturing five years after the Effective Date and bearing interest at the agent’s prime rate, plus 2.5% (floating). The amount of the Senior Notes was reduced by proceeds of assets sales received by the bank group from November 1, 2001 to the Effective Date. The amount outstanding under the Senior Notes as of September 30, 2002 is $45.9 million. The terms of the Senior Notes shall be governed by a Credit Agreement. As of November 19, 2002, such Credit Agreement has not been executed; however the Company and the bank group are in the process of finalizing such Agreement.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5. Other Information

     At November 14, 2002, the following persons constitute the executive officers and directors of the Company:

Name	Age	Description

Ronald D. Risher	46	Ronald D. Risher was appointed President and Chief Executive Officer in May 2001. Mr. Risher joined the Company in November 2000 as its Chief Financial Officer. Prior to joining the Company, Mr. Risher was the founder and a principal of Franklin Advisors, L.L.C., a Michigan limited liability company formed in 2000 providing executive management and consulting services. From 1983 to 1999, Mr. Risher was the Vice President, Corporate Controller, Treasurer and Secretary of Thorn Apple Valley, Inc., a producer of processed meat and poultry. Mr. Risher is a graduate of Western Michigan University and is a Certified Public Accountant.

Douglas S. Kearney	34	Douglas S. Kearney was appointed Chief Financial Officer in July 2002. Mr. Kearney served as the Company’s Interim Chief Financial Officer since May 2001. From May 2000 to July 2002, Mr. Kearney was employed by Conway, MacKenzie & Dunleavy (“CMD”), a leading Michigan-based crisis management and turnaround consulting firm. Mr. Kearney has over 10 years experience, including his tenure with CMD,

Name	Age	Description

		providing financial, operational and strategic assistance as senior management of Fortune 500 and middle market businesses, either as an outside consultant or as part of the internal management team. Mr. Kearney is a graduate of the University of Michigan, is a Certified Public Accountant and received his MBA from Yale University.

Michael H. Riley	55	Michael H. Riley was recently appointed President of Lason’s Imaging Services and Products Division. Mr. Riley was previously the Executive Vice President of this division, as well as, responsible for all of Lason’s Strategic Marketing efforts. Mr. Riley joined Lason in 1997 as part of the Image Conversion Systems acquisition where he served as Executive Vice President. Prior to joining Image Conversion Systems, Mr. Riley served in positions including president of the Strategic Partners Group and Senior Vice President of Marketing and Product Development of Anacomp, Inc. Mr. Riley recently served a three-year term on the board of directors of AIIM, the prominent industry trade group. Mr. Riley holds a liberal arts degree from the University of Massachusetts.

Jerry L. Hon	59	Jerry L. Hon was recently appointed as Lason’s Executive Vice President of Data Capture, and joined Lason in January 2001. Prior to joining Lason, Mr. Hon was Executive Vice President of Field Operations at Dataplex, Inc. While at Dataplex, he also served in positions including Regional VP and Division SVP. Prior to joining Dataplex, Inc., Mr. Hon served as Western Division VP of First Image, Inc. Mr. Hon is a graduate of Wichita University.

Kenneth L. Shaw	55	Kenneth L. Shaw has served as Executive Vice President of Human Resources since he joined the Company in 2001. Prior to joining Lason, Mr. Shaw was employed at Foodbrand America in Holly Ridge, North Carolina. He holds a bachelors degree in Social Science from Elon College in North Carolina. He is also a member of the Society of Human Resources Management (SHRM)

Thomas W. Denomme	42	Thomas W. Denomme was recently appointed as Lason’s Executive Vice President, Chief Information Officer and President of Lason Output Services Division. Prior to joining Lason in December 2000, Mr. Denomme was a principle with Franklin Advisors, L.L.C., a Michigan Limited Liability Company formed in 2000 providing executive management and consulting services. Mr. Denomme previously held positions of Executive Vice President of Product Management, Vice President and Vice President of Planning and Integration at Thorn Apple Valley, Inc., prior to joining Franklin Advisors, L.L.C. Mr. Denomme holds an executive MBA from Michigan State University's Advanced Management Program.

Name	Age		Description

Robert H. Naftaly	64		Robert H. Naftaly became a director of Lason in June 2002. Mr. Naftaly is retired President and CEO of PPOM, an independent operating subsidiary of Blue Cross Blue Shield of Michigan (“BCBSM”) and Executive Vice President, Chief Operating Officer for BCBSM. Mr. Naftaly currently serves on the Board of AAA Michigan and the Bank of Bloomfield Hills.

David P. Williams		67	David P. Williams became a director of Lason in June 2002. Mr. Williams is the retired Vice Chairman of The Budd Company, a manufacturer of automobile and truck body components, castings, stampings, chassis frame components, air bag components, automotive heating accessories, and cold weather starting aids. Form 1995 until becoming Vice Chairman in 1999, Mr. Williams was President and Chief Operating Officer of The Budd Company. He is a director of The Budd Company, Standard Federal Bank, and SPX Corporation since 1992.

Item 6.	Exhibits and Reports on Form 8-K

a.	Exhibits

3.1	Amended and Restated Certificate of Incorporation

3.2	Amended and Restated By-Laws

10.1	Executive Management Incentive Plan

10.2	Junior Note Indenture

10.3	Employment Agreement between Lason Systems, Inc. and Ronald D. Risher

10.4	Employment Agreement between Lason Systems, Inc. and Michael H. Riley

10.5	Employment Agreement between Lason Systems, Inc. and Jerry L. Hon

10.6	Employment Agreement between Lason Systems, Inc and Kenneth L. Shaw

10.7	Employment Agreement between Lason Systems, Inc. and Thomas W. Denomme

10.8	Employment Agreement between Lason Systems, Inc. and Douglas S. Kearney

99.1	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.	Reports on Form 8-K

During the second and third quarters of 2002, the Company filed the following Form 8-Ks:

On September 17, 2002, the Company filed a Form 8-K including as exhibits pursuant to Item 5 certain portions of the monthly operating reports filed with the Bankruptcy Court for the month of May 2002.

On July 30, 2002, the Company filed a Form 8-K disclosing in Item 4 a change in its certified accountants.

On July 16, 2002, the Company filed a Form 8-K disclosing in Item 5 the appointment of Douglas S. Kearney as Executive Vice President, Chief Financial Officer and Secretary of the Company.

On July 8, 2002, the Company filed a Form 8-K including as exhibits pursuant to Item 5 certain portions of the monthly operating reports filed with the Bankruptcy Court for the month of April 2002.

On July 2, 2002, the Company filed a Form 8-K disclosing in Item 5 that all material conditions to the effectiveness of the First Amended Joint Plan of Reorganization of Lason, Inc. and certain of its Subsidiaries.

Debtors, as modified, which was filed with the United States Bankruptcy Court for the District of Delaware in Wilmington on May 17, 2002, were satisfied or waived.

On June 3, 2002, the Company filed a Form 8-K disclosing in Item 3 that the United States Bankruptcy Court for the District of Delaware in Wilmington issued an order confirming the First Amended Joint Plan of Reorganization of Lason, Inc. and certain of its subsidiaries.

On May 15, 2002, the Company filed a Form 8-K including as exhibits pursuant to Item 5 certain portions of the monthly operating reports filed with the Bankruptcy Court for the month of March, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ LASON, Inc. (Registrant)

/s/ RONALD D. RISHER Chief Executive Officer; President and Director

November 19, 2002	/s/ DOUGLAS S. KEARNEY Executive Vice President; Chief Financial Officer and Secretary

CERTIFICATION

I, Ronald D. Risher, the Chief Executive Officer of Lason, Inc. (the “registrant”) certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the registrant;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The foregoing Certification is subject to and qualified by the disclosure in Part I, Item 2 which provides that while the unaudited condensed consolidated financial statements of registrant included in this quarterly report have been prepared in conformity with generally accepted accounting principles for interim financial information, they are not in conformity with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X, as registrant has not presented comparable information for the three month period ending September 30, 2001, and the nine month periods ending September 30, 2001 and 2002, and accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete interim condensed financial statements. Reference is made to “Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Fresh Start Reporting and Factors that Affect Comparability of Financial Information” for a more complete discussion.

November 19, 2002	/s/ Ronald D. Risher Ronald D. Risher Chief Executive Officer

CERTIFICATION

I, Douglas S. Kearney, the Chief Financial Officer of Lason, Inc. (the “registrant”) certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the registrant;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The foregoing Certification is subject to and qualified by the disclosure in Part I, Item 2 which provides that while the unaudited condensed consolidated financial statements of registrant included in this quarterly report have been prepared in conformity with generally accepted accounting principles for interim financial information, they are not in conformity with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X, as registrant has not presented comparable information for the three month period ending September 30, 2001, and the nine month periods ending September 30, 2001 and 2002, and accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete interim condensed financial statements. Reference is made to “Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Fresh Start Reporting and Factors that Affect Comparability of Financial Information” for a more complete discussion.

November 19, 2002	/s/ Douglas S. Kearney Douglas S. Kearney Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation

3.2	Amended and Restated By-Laws

10.1	Executive Management Incentive Plan

10.2	Junior Note Indenture

10.3	Employment Agreement between Lason Systems, Inc and Ronald D. Risher

10.4	Employment Agreement between Lason Systems, Inc. and Michael H. Riley

10.5	Employment Agreement between Lason Systems, Inc. and Jerry L. Hon

10.6	Employment Agreement between Lason Systems, Inc and Kenneth L. Shaw

10.7	Employment Agreement between Lason Systems, Inc. and Thomas W. Denomme

10.8	Employment Agreement between Lason Systems, Inc. and Douglas S. Kearney

99.1	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002