Form 10-K
period 2002-12-31
LASON INC
filed 2003-03-31
CIK 1020616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
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

Telephone: (248) 837-7100
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Exchange Act:     None

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

Common Stock, Par Value $0.01 per share
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of the filing:

     There is currently no market for registrant’s common stock.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

     Indicate by check mark whether the registrant has filed all documents and report required to be filed by Sections 12,13,or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

     As of March 28, 2003, 30,000,000 shares of Common Stock, $.01 par value were reserved for issuance according to the Company’s Plan of Reorganization and 45,000 shares were issued and outstanding.

     Portions of the definitive 2003 Proxy Statement which is required to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with a 2003 Annual Meeting of Stockholders are incorporated by reference into Part III as set forth in Part III. Such definitive Proxy Statement or an amendment to this report on Form 10-K containing the information to be incorporated by reference will be filed with the Commission not later than 120 days after the conclusion of registrant’s fiscal year ended December 31, 2002.

FORWARD-LOOKING STATEMENTS
PART I
PART II
PART III
SIGNATURES
POWER OF ATTORNEY
CERTIFICATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENT OF INCOME
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
CONSOLIDATED STATEMENT OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
EXHIBIT INDEX
Credit Agreement Between Bank One, N.A.
CEO and CFO Certification Pursuant to Section 906

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

PART I

ITEM 1: BUSINESS

Background

     Lason, Inc., a Delaware Corporation was formed in 1995. In October 1996, the Company became publicly-traded through an initial public offering. During the period of 1996 through 1999, the Company completed approximately 76 acquisitions. These acquisitions were financed primarily through the issuance of secured debt. As a result, Lason’s total debt increased from approximately $21 million to approximately $320 million during this period.

     Around December 1999, as a result of the acquisitions and earnout payments owed under such acquisitions, the Company began experiencing operational and financial difficulties. These difficulties continued and culminated in the Company and certain of its direct and indirect North American subsidiaries filing on December 5, 2001, (the “Petition Date”) a voluntary petition to reorganize under Chapter 11 of the United States Bankruptcy Code for the United States Bankruptcy Court for the District of Delaware in Wilmington.

     On April 30, 2002, the Bankruptcy Court approved the Company’s Plan of Reorganization. On May 17, 2002, the Bankruptcy Court entered an order confirming the First Amended Joint Plan of Reorganization of Lason, Inc. and its Subsidiary Debtors, as modified (the “Plan”). From the Petition Date to June 30, 2002, the Company and the applicable direct and indirect subsidiaries operated the business as debtors-in-possession under the Bankruptcy Code. On July 1, 2002, (the “Effective Date”) the Company and the North American subsidiaries emerged from proceedings under Chapter 11 of the Bankruptcy Code pursuant to the terms of the Plan.

     Generally, under the Plan, the Company’s senior secured lenders have agreed to write-off in excess of $170 million of the Company’s debt. The Company’s old outstanding common stock, effective on July 1, 2002, was canceled and new shares in Lason are to be issued. Approximately 87.5% of the new shares (26,250,000 shares) will be issued to the Company’s unsecured creditors, including its senior secured lenders, and 12.5% of the new shares (3,750,000 shares) will be issued to the Company’s management team pursuant to the Executive Management Incentive Plan.

     In addition, pursuant to the Plan, the Company entered into a new Credit Agreement dated as of June 30, 2002 pursuant to which it issued Senior Notes to its senior secured lenders in an amount equal to $90 million, maturing five years after the Effective Date and bearing interest at the prime rate of Bank One, NA plus 2.5% (floating). The amount of the Senior Notes was reduced by proceeds of asset sales by the Company from November 1, 2001 to the Effective Date. As of December 31, 2002, the amount outstanding under the Senior Notes is $45.9 million. In addition, on the Effective Date, the Company issued a Junior Note in the principal amount of $3.1 million to certain key managers (who are also ex-owners of businesses acquired by the Company) in full satisfaction of their claims against the Company. The Junior Note is a non-

interest bearing, unsecured note, maturing within five years following the Effective Date. The Junior Note is supported by an Indenture Agreement dated as of June 30, 2002. For further details regarding the Senior Notes, the Credit Agreement, the Junior Notes and the Indenture Agreement, see “Part II — Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

General

     Lason is a leading provider of integrated information outsourcing solutions through in excess of 60 locations and facilities management sites in 26 states, India, China (service relationship), Mexico and Canada. The Company serves over 5,500 active customers primarily in the healthcare, financial services, government and manufacturing and industrial vertical markets. The Company’s core competency resides in its ability to enhance the performance of its customers’ business by outsourcing their non-core business processes and back office operations. The Company’s primary services are data, document and image capture, web-based document repository services via its Document DNA™ (digital network access) product, analog services, on-site facilities management, print and mail type services, database management and other professional services. The Company’s service capabilities across a broad range of data and media types allows its customers to fulfill their business process and information outsourcing needs with a single vendor regardless of geography. Lason’s capability to capture, manage and output information includes both traditional and digital services that support customer migration to new technologies including internal-based applications.

     The Company’s strategy is to be a value-added business partner to its customers by leveraging its integrated business process outsourcing capabilities across a broad geographical spectrum to continually assist them in reducing their information management and back office costs and minimize their on-going technology and capital requirements. Key components to this strategy are the Company’s strategically located off-shore capabilities and solution offerings, such as Document DNA™ (its web-based document repository), which allow it to fulfill customers’ business process outsourcing needs cost effectively twenty-four hours a day, seven days a week.

Solutions and Services

     Lason enables organizations to secure their decisions and their future by improving business processes through outsourced services in industries that are data and document intensive such as, financial services and healthcare where accuracy, privacy and security are top concerns. Lason’s solutions are uniquely customized to provide its customers with substantial and identifiable cost savings. Lason’s integrated suite of solutions utilizes the latest technology surrounding data input, scanning, digital storage, retrieval and delivery of sensitive data and documents to increase the efficiency and effectiveness of back-office and administrative functions.

     The Company employs a broad range of services in delivering its customized business process solutions including electronic conversion services, electronic document storage and retrieval, database management, web-based services, micrographic conversion services, high-volume, quick turnaround reprographics and on-site facilities management.

     A key part of Lason’s integrated approach is Document DNA™. Document DNA™ is a unique browser based data and document management service that improves information accessibility and enhances workflow in business processes. This proven, encrypted system handles billions of documents, stores virtually any type of data or document and enables secure and instant access to critical information — all conveniently at a client’s desktop.

Fresh Start Reporting and Factors that Affect Comparability of Financial Information

     As previously disclosed, the Debtors emerged from Chapter 11 bankruptcy proceedings on July 1, 2002, which for financial reporting purposes, the Company deemed the Effective Date of the Plan. Fresh start reporting has been implemented as of the Effective Date and accordingly, at such date, all assets and liabilities of the Debtors were restated to their respective fair values. See Note 3 to the consolidated financial statements, included elsewhere in this Form 10-K, for a discussion of the fresh start adjustments. For financial reporting purposes references to “Predecessor” refer to “Old Lason” on and prior to June 30, 2002. References to “Successor” refer to “New Lason” on and after July 1, 2002, after giving effect to the implementation of fresh start reporting. Successor financial statements are therefore not comparable to Predecessor financial statements.

     The accompanying consolidated financial statements of Lason, Inc. (together with its subsidiaries, “Lason” or the “Company”) have been prepared in conformity with generally accepted accounting principles for financial information, but not in conformity with the instructions for Form 10-K of Regulation S-K and S-X, as the Company has not presented information for the twelve months ending December 31, 2002, 2001, and 2000.

     As previously disclosed in the Company’s Form 8-K filed, on March 26, 2001, the Company informed the U.S. Securities and Exchange Commission (“SEC”) and U.S. Attorney for the Eastern District of Michigan of accounting irregularities and system deficiencies that affected certain portions of the Predecessor’s financial statements. Some of these items were material to the Predecessor’s financial statements for at least the third quarter of 1999 and may also have been material to statements for other periods. The irregularities and deficiencies were found in accounting records of the Company’s North American operations.

     A Special Committee of the Company’s Board of Directors determined that these irregularities and deficiencies may have occurred during some periods between late 1997 and 1999. The Committee also found that the Predecessor’s financial statements for at least the third quarter of 1999 requires restatement. The Committee and Company do not believe that any such irregularities have extended beyond the first half of 2000. The extent of any misstatements is still being investigated and evaluated by the Company. As a result, the Predecessor’s financial statements for the years ended December 31, 2001 and December 31, 2000 have not been reviewed or audited by an independent public accounting firm and do not reflect the impact resulting from the correction of, if any, accounting irregularities or system deficiencies, which are under investigation. As such, the Company has not provided financial information in this Form 10-K for the twelve months ended December 31, 2002, 2001, and 2000. Accordingly, the discussion of results of operations and liquidity and capital resources is limited to the six month period ended December 31, 2002 or subsequent periods. As a result of adopting fresh start reporting, the Company believes the ultimate effects, if any, from the alleged accounting irregularities during 1997 — 1999, as discussed above, have been eliminated in the Successor’s financial statements as of and for the six month period ended December 31, 2002.

Customers

     The Company currently has over 5,500 active customers primarily in the healthcare, financial services, governmental, transportation, manufacturing, retailing and professional services vertical markets. The Company services accounts of all sizes, from small business and professional groups to Fortune 100 companies. No single customer accounted for more than ten percent of the Company’s total consolidated net revenues for the six month period ended December 31, 2002.

Competition

     The business process outsourcing industry, in which the Company competes, is a highly fragmented and competitive industry. A significant source of competition is the in-house document handling capability of the Company’s target customer base. In addition, with respect to those services that are outsourced, the Company has a variety of competitors, including large national or multinational companies, which vary by market segment and services provided, and small regional or local companies. The Company’s businesses compete on the basis of price, service, quality, security, and innovation. As a result of this competitive environment we may lose customers or have difficulty acquiring new customers, which may adversely affect our operations.

Proprietary Rights and Processes

     The Company regards the systems, workflow capabilities, information and know-how underlying its services as proprietary and relies primarily on a combination of contract, trade secrets, confidentiality agreements and contractual provisions to protect its rights. The Company’s business is not materially dependent on any patents. Despite the Company’s efforts to protect its proprietary rights, unauthorized parties may attempt to obtain and use information that the Company regards as proprietary, and policing unauthorized use of the Company’s proprietary information is difficult. Litigation may be necessary for the Company to protect its proprietary information and could result in substantial cost to, and diversion of resources by, the Company.

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

Employees

     As of March 28, 2003, the Company had approximately 3,500 employees, including approximately 1,600 in foreign countries. No domestic employees of the Company are represented by a labor union, however, some foreign employees are represented by local labor unions in certain countries. The Company considers its relationship with its employees to be good. The Company further has a relationship and access to an additional 4,800 individuals (i.e., business associates) located in certain foreign countries.

Executive Officers of the Registrant

     The following table sets forth certain information concerning the Company’s executive officers as of March 28, 2003:

Name	Age	Position	Executive Officer Since

Ronald D. Risher	46	President, Chief Executive Officer and Director	2001

Douglas S. Kearney	34	Executive Vice President, Chief Financial Officer and Secretary	2001

Michael H. Riley	55	Executive Vice President, President Imaging Services and Products Division	2001

Mark J. Clinton	43	Executive Vice President, President of Data Capture Services Division	2002

Thomas W. Denomme	42	Executive Vice President, Chief Information Officer, President Output Services Division	2001

Kenneth L. Shaw	55	Executive Vice President of Human Resources	2001

Ronald D. Risher was appointed President, Chief Executive Officer and Director in May 2001. Mr. Risher joined the Company in November 2000 as its Executive Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Risher was a founder and a principal of Franklin Advisors, L.L.C., a Michigan limited liability company formed in 2000 providing executive management and consulting services. From 1983 to 1999, Mr. Risher was the Vice President, Corporate Controller, Treasurer and Secretary of Thorn Apple Valley, Inc., a producer of processed meat and poultry. From 1978 to 1983, Mr. Risher was employed by Price Waterhouse performing assurance services on various organizations. Mr. Risher is a graduate of Western Michigan University and is a Certified Public Accountant.

Douglas S. Kearney was appointed Chief Financial Officer in July 2002. Mr. Kearney served as the Company’s Interim Chief Financial Officer since May 2001. From May 2000 to July 2002, Mr. Kearney was employed by Conway, MacKenzie & Dunleavy (“CMD”), a leading Michigan-based crisis management and turnaround consulting firm. From January 1999 to May 2000, Mr. Kearney worked in the Corporate Financial Analysis and Activities department of DaimlerChrysler Corporation, the U.S. subsidiary of one of the world’s leading automotive companies. Prior to 1999, Mr. Kearney was a Senior Manager in the Business Advisory Services practice of PricewaterhouseCoopers. Mr. Kearney has over 10 years experience, including his tenure with CMD, providing financial, operational and strategic assistance as senior management of Fortune 500 and middle market businesses, either as an outside consultant or as part of the internal management team. Mr. Kearney is a graduate of the University of Michigan, is a Certified Public Accountant and received his MBA from Yale University.

Michael H. Riley was appointed Executive Vice President, President of Lason’s Imaging Services and Products Division in September, 2001. Mr. Riley was previously the Executive Vice President of this division, as well as responsible for all of Lason’s strategic marketing efforts. Mr. Riley joined Lason in 1997 as part of the Image Conversion Systems acquisition where he served as Executive Vice President. Prior to joining Image Conversion Systems, Mr. Riley served in positions including President of the Strategic Partners Group and Senior Vice President of Marketing and Product Development of Anacomp, Inc. Mr. Riley recently served a three-year term on the board of directors of AIIM, the prominent industry trade group. Mr. Riley holds a liberal arts degree from the University of Massachusetts.

Mark J. Clinton was appointed Executive Vice President and President of Lason’s Data Capture Services Division in December 2002. Mr. Clinton was previously the President of Master Data Center, a leading global provider of intellectual property management software and an application service provider (ASP), since 1993. Prior to becoming President of Master Data he was Vice President of Operations. Prior to joining Master Data Center, Mr. Clinton held several key management positions with Accenture, a world leading management and technology services organization specializing in customer relationship management, supply chain management, business strategy, technology and outsourcing, from 1984 to 1991. Mr. Clinton holds a BS in Mathematics and an MBA in Finance from the University of Michigan.

Thomas W. Denomme was appointed Executive Vice President, Chief Information Officer and President of Lason’s Output Services Division in July, 2002. Prior to joining Lason in December 2000, Mr. Denomme was a principal with Franklin Advisors, L.L.C., a Michigan limited liability company, formed in 2000 providing executive management and consulting services. Mr. Denomme previously was employed by IBP, Inc. from 1986 to 2000. During this period of time he held various operational, financial, and strategic positions including Vice President and Controller of IBP Foods Inc., a subsidiary of IBP, Inc., Vice President of Product Management, and Vice President of Planning and Integration at Thorn Apple Valley, Inc., which was acquired by IBP in 1999. Mr. Denomme holds an executive MBA from Michigan State University’s Advanced Management Program.

Kenneth L. Shaw has served as Executive Vice President of Human Resources since he joined the Company in 2001. Mr. Shaw was previously employed by IBP, Inc. from 1981 to 2001. During this period of time he held various human resource positions including the responsibility of Corporate Director of Human Resources for Thorn Apple Valley, Inc. which was acquired by IBP, Inc. in 1999. Prior to joining IBP, Inc. Mr. Shaw had been employed by Burlington Industries, Inc. in various human resource management assignments for approximately eight years. He holds a bachelors degree in Social Science from Elon University in North Carolina. He served as an assistant district executive with the Boy Scouts of America following his graduation from college and is currently a member of the Society of Human Resources Management (SHRM).

Risk Factors

     If any of the following risks actually occur, our business, financial condition or results of operations could be negatively impacted. You should also refer to the other information contained in this report and incorporated in this report by reference, including our consolidated financial statements and the related notes.

Volatility of Available Temporary Labor and Paper Prices

The Company is dependent primarily upon two basic supplies: temporary labor and paper. The Company uses and relies on temporary labor to manage fluctuations in its business. The supply and price of available and trained temporary labor is dependent upon general economic conditions that are beyond the Company’s control. There can be no assurance that the Company will continue to have access to the trained temporary labor necessary to manage its business as it would expect, nor assurance that it will be available at the prices the Company would like. Further, the price of paper can be highly volatile. There can be no assurance that the price of paper will not change in the future. Any significant price increase in either temporary labor or paper that cannot be passed on to customers or a shortage in the supply of available temporary labor could have a material adverse effect on the Company’s business, financial condition or results of operations.

Effect of Potential Fluctuations in Quarterly Operating Results; Seasonality

The Company has experienced, and in the future may experience, significant quarter to quarter fluctuations in its operating results. Quarterly operating results may fluctuate as a result of a variety of factors, including but not limited to, the size and timing of customer contracts, changes in customer budgets, variations in the cost of temporary labor and paper, the integration of acquired businesses into the Company’s operations, the demand for the Company’s services, the timing and introduction of new services, the market acceptance of new services, the introduction and timing of new services by the Company’s competitors, competitive conditions in the industry and general economic conditions. The Company’s businesses are also typically seasonal as sales and profitability are typically lower during the fourth quarters of the year. Negative trends or variations in these items could have a material adverse effect on the Company’s business, financial condition or results of operations.

Importance of Continued Development of New Services

The introduction of competing services incorporating new technologies and the emergence of new technical standards could render some or all of the Company’s services unmarketable. The Company believes that its future success depends upon its ability to enhance its current services and develop new services that address the increasingly sophisticated needs of its customers. The failure of the Company to continue to service its customers, develop and enhance its existing services and introduce new services in a timely and cost effective manner in response to changing technologies, competition and customer requirements could have a material adverse effect on the Company’s business, financial condition or results of operations.

Potential Liability for Unauthorized Disclosure of Confidential Information

A substantial portion of the Company’s business involves the handling of documents containing confidential information. Although the Company has established procedures intended to eliminate any unauthorized disclosure of confidential information and, in some cases, has contractually limited its potential liability for unauthorized disclosure of such information, there can be no assurance that unauthorized disclosures will not result in liability to the Company. It is possible that such liabilities could have a material adverse effect on the Company’s business, financial condition or results of operations.

Risk of Business Interruptions and Dependence on Single Facilities for Certain Services

The Company believes that its ability and its future ability to retain customers has been due to and will be dependent upon the continued delivery of prompt, efficient, high value services to its customers. Certain of the Company’s operations are performed at a single location and are dependent on continuous computer, electrical, telephone and data communication service. As a result, any disruption of the Company’s day-to-day operations could have a material adverse effect upon the Company. There can be no assurance that a fire, flood, earthquake, power loss, phone or data service loss or other disaster affecting one or more of the Company’s facilities would not disable these functions. Any significant damage to any such facility or other failure that causes significant interruptions in the Company’s operations may not be covered by insurance and could have a material adverse effect on the Company’s business, financial condition or results of operations.

Lack of Continued Growth in the Information Management Outsourcing Industry

The Company believes, based upon independent market research that the information management and business process outsourcing industries will continue to experience sizable growth for the next several years. The industry growth assumptions are based upon, among other things, the continued advancement of technology, increased government regulations regarding document retention and increased customer expectations regarding low-cost and efficient electronic access to records. There can be no assurance that these factors will ultimately facilitate industry growth or that other foreseen or unforeseen changes in the market dynamics will not negatively impact projected market growth. Any negative impact upon general market trends for the information management and business process outsourcing industries will have a material adverse effect on the Company’s business, financial condition and results of operations.

HIPPA Regulations

As a result of statutory authority granted pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the United States Department of Health and Human Services has recently issued regulations regarding the use and disclosure of personal health information by health care providers, health plans, and certain other “covered entities” operating in the health care industry. The HIPAA regulations require covered entities to take steps to maintain the privacy and security of personal health information. While we are not a “covered entity” directly governed by these regulations, many of our customers are covered entities under the HIPAA regulations and these customers are required to adjust their business arrangements to comply with HIPAA. These customers will be required to enter into “business associate arrangements” with us that conform to the requirements of HIPAA. The requirements of HIPAA, and the costs of complying with HIPAA, may adversely affect the business operations of these customers, which could have a negative impact on our business operations. Furthermore, the requirements of the “business associate arrangements,” and the changes we will have to make in our operations to comply with such agreements, will increase our costs of operations. To the extent we are unable to comply with the provisions of such agreements, we could lose the business generated by those clients or could be subject to damages for violation of its business associate agreements with those clients.

Future Financial Covenants

Under our Credit Agreement, we are subject to certain reporting requirements and financial covenants, including requirements that we maintain minimum levels of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and cash-flow and certain other restrictions. Certain of these covenants become more restrictive over time. The Company is currently in compliance with such covenants as of December 31, 2002. While we are currently in compliance with such covenants, an erosion of our business could place the Company out of compliance in the future. Potential remedies for the lenders include declaring all outstanding amounts immediately payable, terminating commitments and enforcing any liens; however, in the event of any future noncompliance the Company would seek a waiver from such lenders related to these types of technical covenant violations.

International Operations

The Company operates in four countries outside the United States: India, China (service relationship), Mexico and Canada. Political economic instability in these countries could have a material adverse impact on our results of operations. The Company’s future revenues, costs of operations and profits could be affected by a number of factors related to its international operations, including changes in foreign currency, exchange rates, changes in economic conditions from country to country, changes in a country’s political condition, trade protection measures, licensing and other legal requirements and local tax issues.

Future Risks

The Company identifies and evaluates the material risks potentially impacting its business on an on-going basis. Certain risks which are material to the Company’s business today may become immaterial in the future. Additionally, certain risks which are immaterial to the Company’s business today may become material in the future. Further, new risks to the Company’s business, which it is currently unaware of today, could develop in the future and dramatically impact its business, operations or financial condition.

ITEM 2: PROPERTY

     The Company has direct operations in 26 U.S. states, Canada, Mexico and India. Except for two facilities that are owned by the Company, all the facilities are leased and are used for operations and general administrative functions.

ITEM 3: LEGAL PROCEEDINGS

     With respect to litigation brought by Future Image Holding Corporation and DASA Holdings, Inc. (“Plaintiffs”) against the Company and Lason Canada Company and litigation brought against Plaintiffs by the Company previously disclosed in the Company’s Form 10-Q for the quarter ended September 30, 2002, during the first quarter of 2003, this matter was resolved in an out of court settlement with no material impact to the Company.

     The Company is a defendant in a proceeding in the Bankruptcy Court for the District of Delaware in Wilmington. The plaintiff is Ark 2000-1 CLO Limited, (“Ark”), one of the Company’s senior note holders. The nature of the dispute is over certain provisions in the Company’s pre-petition credit agreement and First Amended Joint Plan of Reorganization of Lason, Inc. and its Subsidiary Debtors, as modified (the “Plan”), which call for the sharing of net proceeds from certain designated asset sales between the Company and the senior note holders. Ark alleges, among other things, that the Company is not entitled to the use of or share of such net sale proceeds. The net proceeds currently in dispute are approximately $1.7 million, of which approximately $1.5 million is being held in escrow by the Pre-Petition Agent. The Company believes that Ark’s arguments are without merit and it is vigorously defending itself in this matter. Final arguments are scheduled for April 2003. Any unfavorable outcome or settlement in this matter could result in a charge to current earnings.

     On December 21, 1999 and various dates thereafter, several individuals filed complaints against the Company and certain executive officers in various United States District Courts. The complaints purport to be brought as class actions on behalf of purchasers of shares of the Company’s common stock during periods ranging from August 14, 1998 through December 17, 1999. The complaints generally allege that the Company and certain of its officers made public statements concerning the Company’s revenues and earnings and inflated the market price of the shares of the Company’s common stock. The complaints allege violations of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and one complaint alleges violations of the Securities Act of 1933. The complaints seek unspecified damages allegedly incurred as a result of the decline in the market price of shares of the Company’s common stock after the Company announced on December 17, 1999 that it expected lower fourth quarter earnings per share as compared with consensus analysts’ estimates.

     Recently, all of the parties to the litigation agreed upon the terms of a settlement. Pursuant to the settlement, a Settlement Fund of $12,680,000 in cash, plus interest, has been established. This Settlement Fund was created strictly from the proceeds of insurance with no contribution from the Company. Judge Arthur Tarnow of the United States District Court for the Eastern District of Michigan has entered an order preliminarily approving the settlement. Notice of the proposed settlement and the Court’s order have been sent to the proposed class. A hearing has been scheduled for March 31, 2003 at which it is anticipated that the Court will grant final approval to the settlement. Whether the settlement is approved or not, management does not believe that this litigation will have a material adverse effect on the Company’s business or its future consolidated financial statements as the Company’s First Amended Joint Plan of Reorganization of Lason, Inc. and its Subsidiary Debtors, as modified, limited the Plaintiffs’ ability to recover damages from the Company to monies made available under certain Directors and Officers liability insurance policies owned by the Company, if any.

     As described in “Item 1 — Business — Fresh Start Reporting and Factors that Affect Comparability of Financial Information” the Company previously notified the SEC and U.S. Attorney for the Eastern District of Michigan (“U.S. Attorney”) of accounting irregularities and system deficiencies that affected certain portions of the Predecessor’s financial statements in 1999 and may have affected its financial statements for other periods up to and through the first half of 2000. The SEC and U.S. Attorney have on-going investigations into these matters. The Company’s new executive management team has been and continues to fully cooperate with such investigations. The Company is not privy to the status of these investigations and cannot predict when they will be completed, the results thereof, or actions that might be taken against the Company, if any. Criminal actions that result in claims against the Company are not dischargeable under the Bankruptcy Code. The SEC and U.S. Attorney have the ability, depending upon the nature of the claims, to take actions against the Company that could have a material adverse effect upon its results of operations, financial position or liquidity. Based upon the Company’s cooperation with these authorities, its new executive management team is hopeful that such actions will not, in fact, have a material adverse effect upon its results of operations, financial position or liquidity. However, no assurances can be given at this time.

     Various other claims have been made against the Company in the normal course of business which management believes will not have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company’s shareholders during the six month period ending December 31, 2002.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of March 28, 2003, 100,000,000 shares of Common Stock were authorized, with 30,000,000 shares of Common Stock reserved for distribution, and 45,000 shares issued to its three outside directors. Of the 30,000,000 shares reserved for distribution, the Company’s Plan called for 87.5% or 26,250,000 shares to be issued in respect of general unsecured claims against the Company and 12.5% or 3,750,000 shares to be issued to management of the Company as part of an Executive Management Incentive Plan. At December 31, 2002, the 30,000,000 shares have not been issued by the Company. The Company is in the final stages of reconciling its unsecured claims in order to determine the amount of disputed and undisputed claims. The Company currently cannot speculate as to the ultimate completion date for such analysis and the initial or final issuance of such shares as called for under the Plan. The Company desires to complete this process as soon as reasonably practical.

     In August 2002, the Company issued 15,000 shares of Common Stock to each of Robert H. Naftaly and to David P. Williams, outside directors of the Company, and in January 2003, the Company issued 15,000 shares of Common Stock to Gary D. DeGourse, an outside director of the Company, for the purchase price of $0.01 per share. No commissions were paid with respect to the sale of such shares. The sales were made pursuant to exemptions from registration under Sections 4(2) and 4(6) of, and under Section 506 of Regulation D, promulgated under the Securities Act of 1933, as amended.

     There is currently no trading market for the Common Stock. There can be no assurance regarding the future development of a market for or as to the liquidity of the Common Stock when the 30,000,000 shares are distributed. The Company is currently not in compliance with certain regulations of the SEC necessary for its securities to be listed and traded on a national securities exchange or on NASDAQ. The Company cannot provide any assurances as to if or when it would meet such requirements.

Dividend Policy

     The Company has never declared or paid cash dividends on its Common Stock. The Company currently intends to retain all future earnings for the operation and expansion of its business. The Company does not anticipate declaring or paying cash dividends on its Common Stock in the foreseeable future. Any payment of cash dividends on the Common Stock will be at the discretion of the board of directors and will depend on its results of operations, earnings, capital requirements, contractual restrictions and other factors deemed relevant by the board of directors. Further, the Company’s Credit Agreement prohibits the payment of cash dividends.

ITEM 6: SUMMARIZED FINANCIAL INFORMATION

     The following table sets forth selected consolidated financial data of the Company. The selected consolidated financial data presented below is as of and for the six month period ending December 31, 2002. This information has been derived from the Company’s consolidated financial statements, which have been audited by Grant Thornton and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in this Form 10-K. As discussed throughout this Form 10-K, the Company has not provided financial information in this Form 10-K for the twelve months ended December 31, 2002, 2001, 2000, 1999 and 1998. Accordingly, the discussion of results of operations and liquidity and capital resources is limited to the six month period ended December 31, 2002.

For the Six Months
Ended December 31, 2002

Income Statement Data
Revenues, net	$96,934
Cost of revenues	69,949

Gross profit	26,985
Selling, general and administrative expenses (1)	24,808

Income from operations	2,177
Interest expense, net	1,506
Provision for income taxes	—

Net income	$671

Earnings per share: (2)
Basic	$.02
Diluted	$.02
Balance Sheet Data
Cash and cash equivalents	$25,931
Working capital	41,344
Total assets	77,547
Long term obligations, net of current maturities	45,001
Net senior debt (3)	19,994

(1)	Selling, general and administrative expenses includes approximately $0.3 million of a special charge related to certain integration and restructuring activities. See Note 9 to the Company’s consolidated financial statements for further details.

(2)	Assumes weighted average common shares of 30,032,500 shares.

(3)	Defined as total Senior Notes (which are part of the Company’s long term obligations) less cash and cash equivalents.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Lason is a leading provider of integrated information outsourcing solutions through in excess of 60 locations and facilities management sites in 26 states, India, China (service relationship), Mexico and Canada. The Company serves over 5,500 active customers primarily in the healthcare, financial services, government and manufacturing and industrial vertical markets. The Company’s core competency resides in its ability to enhance the performance of its customers’ business by outsourcing their non-core business processes and back office operations. The Company’s primary services are data, document and image capture, web-based document repository services via its Document DNA™ (digital network access) product, analog services, on-site facilities management, print and mail type services, database management and other professional services. The Company’s service capabilities across a broad range of data and media types allows its customers to fulfill their business process and information outsourcing needs with a single vendor regardless of geography. Lason’s capability to capture, manage and output information includes both traditional and digital services that support customer migration to new technologies including internal-based applications.

     The Company’s strategy is to be a value-added business partner to its customers by leveraging its integrated business process outsourcing capabilities across a broad geographical spectrum to continually assist them in reducing their information management and back office costs and minimize their on-going technology and capital requirements. Key components to this strategy are the Company’s strategically located off-shore capabilities and solution offerings, such as Document DNA™ (its web-based document repository), which allow it to fulfill customers’ business process outsourcing needs cost effectively twenty-four hours a day, seven days a week.

Development of Code of Ethics and Compliance Program

     The Company engaged outside corporate counsel to assist it in the development of a new corporate Code of Business Conduct, Compliance and Ethics. The Company adopted such Code in late 2002, which included among other things the establishment of a corporate Compliance Officer, the basic obligations and responsibilities of all Lason employees to the Corporation, provisions regarding the accuracy and completeness of company records, and guidelines for avoiding conflicts of interest and protecting and preserving all Company assets. The Company is in the process of implementing such program.

Results of Operations—Six Months Ended December 31, 2002

     Consolidated net revenues were $97.0 million for the six months ended December 31, 2002. The Company’s revenues are generally based upon transaction volumes of information and data sent to it by third parties. For the most part, these volumes are not contractually required or guaranteed. In addition, the mix of the Company’s revenue is dependent upon the application or service being provided and can vary between project and recurring type work. In many cases, the work being performed by the Company for an individual customer contains elements of both project and recurring type work. Project work represents one-time services. Recurring work represents services being provided to a customer on a consistent basis that are generally under contract or have been regularly provided by the Company to the customer through a long standing relationship.

     Gross profit was $27.0 million for the six months ended December 31, 2002. The Company’s cost of revenues consist primarily of wages and benefits to its employees, the cost of materials and equipment and other items related to directly providing services and products to its customers.

     Selling, general and administrative expenses were $24.8 million for the six months ended December 31, 2002. In connection with its Plan, the Company has undertaken certain integration and restructuring activities to realign organizationally, eliminate excess capacity and streamline its operations and further enhance its off-shore service capabilities. As such, the Company has been and is in the process of closing certain operating locations. As of December 31, 2002, the Company has accrued $0.5 million related to its commitment to these activities, of which approximately $0.3 million was included as a special charge in the results of operations for the six months ended December 31, 2002. The Company anticipates being substantially completed with such activities during the second quarter of 2003. However, the exact completion date is dependent upon a number of factors, some of which are beyond the control of the Company.

     Net interest expense was $1.5 million for the six month period ended December 31, 2002, consisting principally of interest on the Company’s Senior Notes. Included in the results of operations for the six months ended December 31, 2002 was approximately $1.2 million in depreciation expense related to property and equipment.

Liquidity and Capital Resources

     At December 31, 2002 the Company had net working capital of $41.3 million, a current ratio of 2.4 to 1.0 and cash and cash equivalents of $25.9 million. The Company’s net senior debt (defined as total Senior Notes less cash and cash equivalents) was $20 million at December 31, 2002. The Company has funded its operations and integration and restructuring activities through a combination of cash from operations and net proceeds from sales of non-core assets. Net cash provided by operating activities for the six months ended December 31, 2002 was $0.5 million. The net cash provided by operating activities was reduced by payments made with respect to the Company’s previous bankruptcy proceedings for professional and administrative fees, cure costs and other administrative type claims. These payments totaled approximately $6.1 million for the six month period ended December 31, 2002. The Company expects these payments to substantially decrease over time as certain administrative claims related to Company’s cases are settled. The Company estimates that its total remaining obligation related to these types of items is approximately $1 million at December 31, 2002 and that these will be paid over the remainder of 2003.

     Net cash used in investing activities totaled $0.2 million for the six months ended December 31, 2002. For the six months ended December 31, 2002, approximately $1.5 million was used for investments in capital assets. These investments were off-set by approximately $1.3 million of net cash proceeds from the sale of certain non-core assets of the Company. At December 31, 2002, the Company has completed its non-core asset divestiture program, which was committed to as part of its Plan of Reorganization. According to the terms of certain sale agreements, part of the consideration was deferred, contingent upon certain future events or structured as a future royalty. At December 31, 2002, the Company estimates that approximately $1.2 million in additional net proceeds from these sales could be received, primarily over the remainder of 2003 and first part of 2004. As called for under the Company’s Plan, most of the net cash proceeds are required to be applied as principal payments against the Company’s Senior Notes.

     Cash used in financing activities was $4.3 million for the six months ended December 31, 2002 and consisted principally of payments on the Company’s Senior Notes.

     The Company’s long term obligations as of December 31, 2002 consist of five-year Senior Notes in the aggregate outstanding amount of $45.9 million, which are collateralized by a lien on all property of the Company, guarantees of certain of the Company’s subsidiaries, as well as pledges of the capital stock of certain subsidiaries and a unsecured, non-interest bearing non-negotiable Junior Note, maturing within four years, in the principal amount of $3.1 million issued to certain key managers (who were also ex-owners of businesses acquired by Lason). The Senior Notes bear interest at the prime rate (floating) plus 2.5 percent (6.75% at December 31, 2002). The Senior Notes require quarterly principal payments of $1.0 million and mature on June 30, 2007. No lender is required to advance any additional loans to the Company or re-lend any principal payment. The Credit Agreement contains restrictions on acquisitions, disposition of assets, and the incurrence of other liabilities and contains certain financial covenants. In addition to quarterly principal payments, the Credit Agreement calls for principal reductions from net cash proceeds received from the sale or disposition of assets.

     The Junior Note Indenture Agreement provides that the principal payments will be made subject to the express condition that certain performance tests are satisfied by the key managers on an individual basis. Based upon the Company’s current information, it believes that it is probable that such conditions for payment will be met by the key managers.

     Management believes that it has sufficient liquidity through its cash from operations and cash on hand of $25.9 million at December 31, 2002 to meet its on-going business needs, including satisfying its long term obligations as they become due. The Company consistently monitors and evaluates its capital structure and options for maximizing the efficiency and availability of such. Should the Company require future financing, no assurances can be given that the terms or availability of such would be favorable to the Company.

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

Market Risk

     The Company believes one of its strategic advantages is its long-standing off-shore service capabilities, which are used to service certain of its North American customers. Operations in these countries are subject to certain economic and political risks unlike its operations in the United States. The Company does not hedge its investment in these operations or other risks arising out of operating in these foreign countries. The Company has not experienced significant economic or political difficulties in these operations to date. However, the Company cannot predict changes in the economic or political conditions in these foreign countries or the ultimate impact they may have on its business, financial condition or results of operations.

Speculative Nature of Common Stock; Lack of Trading Market; Issuance to Disbursing Agent

     The Company’s Plan reserved 30,000,000 shares of Common Stock for distribution. Of the 30,000,000 shares reserved for distribution, the Company’s Plan called for 87.5% or 26,250,000 shares to be issued in respect of general unsecured claims against the Debtors and 12.5% or 3,750,000 shares to be issued to management of the Company as part of an Executive Management Incentive Plan. The Plan called for such shares to be distributed to Allowed Claim Holders via a Disbursing Agent when reasonably practical.

     At December 31, 2002, the 30,000,000 shares have not been distributed by the Company. The Company is in the final stages of reconciling its unsecured claims in order to determine the amount of disputed and undisputed claims. The Company currently cannot speculate as to the ultimate completion date for such analysis and the initial or final distributions of such shares as called for under the Plan. The Company desires to complete this process as soon as reasonably practical.

     There is currently no trading market for the Common Stock. There can be no assurance regarding the future development of a market for or as to the liquidity of the Common Stock when the 30,000,000 shares are distributed. The Company is currently not in compliance with certain regulations of the SEC necessary for its securities to be listed and traded on a national securities exchange or on NASDAQ. The Company cannot provide any assurances as to if or when it would meet such requirements.

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

Earnout Obligations

     In executing its acquisition strategy, the Predecessor generally entered into additional purchase price arrangements as part of the purchase agreement. Such additional purchase price arrangements would pay the former owner of the business additional amounts depending upon the post-acquisition performance of the business (i.e., an earnout). The Company’s financial obligation related to these agreements has been extinguished under the Plan, with the exception of those key manager claims that have been allowed and are represented by the Company’s Junior Note, in the principal amount of $3.1 million at December 31, 2002.

Critical Accounting Policies

     The Company has identified the following significant accounting policies set forth below that, as a result of complexities, judgments and uncertainties of the accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions, assumptions or estimates. The Company applies a consistent methodology at the end of each quarter to determine the account balances that require judgment:

     Cash and Cash Equivalents. Cash equivalents consist of short-term liquid investments with a maturity at date of purchase of three months or less.

     Revenue Recognition. The Company’s revenues are driven primarily by transaction volumes. The Company records revenues when the services are provided and all significant obligations of the Company have been satisfied. In certain circumstances, depending upon contractual terms or billing cycle cut-off, the Company is unable to bill for work completed in a certain period. In these cases, the Company recognizes revenue when the work is performed in order to match revenues with the services and related expenses. The work ultimately will be billed according to the contractual terms or the next possible billing cycle, as applicable.

     Allowance for Doubtful Accounts. The Company’s allowance for doubtful accounts is generally established during the period in which the loss is expected to occur and is overall provided at a level for which management has deemed appropriate based upon all currently available information such as, historical trends, subsequent collections, viability of the customer and other such relevant factors. The evaluation of these factors involves subjective judgments and changes in these factors may significantly impact the Company’s consolidated financial statements.

     Supplies. Supplies are valued at the lower of cost or market, using the first-in, first-out method. From time to time, due to changes in market demand, technology or other such factors it may be necessary for the Company to write-down the carrying value of its supplies. The evaluation of these factors involves subjective judgments and changes in these factors may significantly impact the Company’s consolidated financial statements.

     Property and Equipment. The Debtors’ property and equipment, including significant improvements as of the Effective Date have been stated at their fair values. The Debtors’ additions subsequent to such date are recorded at cost to acquire. Expenditures for normal repairs and maintenance are charged to operations as incurred. Adjustments of the asset and related accumulated depreciation accounts are made for retirements of property and equipment with the resulting gain or loss included in operations.

     Self-insurance Liabilities and Reserves. The Company is self-insured for its healthcare obligations and covers its workers compensation obligations through an incurred loss retro policy, under which the Company is obligated to cover losses on an actual basis up to a prescribed amount. The Company accounts for these programs based upon actuarial estimates of the loss inherent in the claims during the period, including an estimate for losses incurred but not yet reported. These loss estimates rely on observations of historical loss experience for similar events. The Company mitigates its ultimate exposure by carrying certain stop loss coverage. The evaluation of these factors and establishment of the loss estimates involves subjective judgments and changes in these factors may significantly impact the Company’s consolidated financial statements.

     Other Loss Contingencies. The Company records liabilities when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. These types of losses can develop over long periods of time, with potentially significant changes occurring in the facts of each case. Estimates of probable losses often include analysis and judgments about actions or potential actions of third parties, including governmental regulators, which are beyond the control or influence of the Company.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ materially from those estimates.

     New Accounting Standards. In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 applies to costs associated with an exit activity (including a restructuring) or with a disposal of long-lived assets. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. A liability is incurred when an event obligates the entity to transfer or use assets. Under current accounting guidance, a liability can be recorded when management has committed to an exit plan. The requirements under SFAS No. 146 are effective prospectively for exit and disposal activities initiated subsequent to December 31, 2002. Restatement of previously issued financial statements is not permitted. We anticipate adopting SFAS No. 146 in the second quarter of fiscal year 2003 and do not expect it to have a material impact on our financial position or results of operations.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Lason has exposure to interest rate risk on its Senior Notes, which bear interest at a variable rate. Based on the Company’s outstanding balance on December 31, 2002 of $45.9 million, a one-percent increase or decrease in interest rates would decrease or increase, respectively, the Company’s pre-tax earnings and operating cash flows by appropriately $0.5 million on an annualized basis.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     The financial statements and supplemental financial information included in this report are set forth on the Index to Financial Statements and Financial Statement Schedules included in this report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The disclosures required by this Item 9 have been previously disclosed by the Company in its Form 8-K filed on July 30, 2002 and its Form 8-K/A filed on May 3, 2002.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information with respect to executive officers of the Company is included in Part I of this Form 10-K under the heading “Executive Officers of the Registrant” and the information about directors of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934 will either be included in the Company’s 2003 definitive Proxy Statement under the headings “Information About the Nominee” and the “Incumbent Directors,” “Committees and Meetings of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” which are incorporated herein by reference or will be included by amendment to this Form 10-K.

ITEM 11: EXECUTIVE COMPENSATION

     The information regarding executive compensation will either be included in the Company’s 2003 definitive Proxy Statement under the headings “Executive Compensation,” and “Compensation of Directors” which are incorporated herein by reference or will be included by amendment to this Form 10-K.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information with respect to the security ownership of certain beneficial owners and management and with respect to equity compensation plans will either be included in the Company’s 2003 definitive Proxy Statement under the sections “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” which are incorporated herein by reference or will be included as an amendment to this Form 10-K.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information with respect to certain relationships and related transactions will either be included in the Company’s 2003 definitive Proxy Statement under the heading “Transactions of Directors, Executive Officers and Certain Beneficial Owners” which are incorporated herein by reference or will be include as an amendment to this Form 10-K.

ITEM 14: CONTROLS AND PROCEDURES

     The term “disclosure controls and procedures” is defined in Rules 13a-14(c) and 15(d)-14(c) of the Securities Exchange Act of 1934 (the “Exchange Act”). These Rules refer to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time period. Our Chief Executive Officer and Our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this annual report (the “Evaluation Date”), and have concluded that our disclosure controls and procedures are effective in providing them with material information relating to the Company known to others within the Company which is required to be included in our periodic reports filed under the Exchange Act. Reference is made to: Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Fresh Start Reporting and Factors that Affect Comparability of Financial Information” for a discussion of the Company’s inability to provide financial information in the Form 10-K for the years ending December 31, 2002, 2001 and 2000.

     There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the Evaluation Date.

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A. (1) Consolidated Financial Statements

     The consolidated financial statements applicable to the Company and its consolidated affiliates filed with this report are set forth on the Index to Consolidated Financial Statements of this report.

(2)  Consolidated Financial Statement Schedules

     The consolidated financial statement schedule and report of independent accountants have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and of this report.

(3) Exhibits

     The following exhibits are filed as part of this report as required by Item 601 of Regulation S-K.

a.	Exhibits

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated By-Laws (1)

10.1	Executive Management Incentive Plan (1)

10.2	Junior Note Indenture (1)

10.3	Employment Agreement between Lason Systems, Inc. and Ronald D. Risher (1)

10.4	Employment Agreement between Lason Systems, Inc. and Michael H. Riley (1)

10.5	Employment Agreement between Lason Systems, Inc. and Jerry L. Hon (1)

10.6	Employment Agreement between Lason Systems, Inc and Kenneth L. Shaw(1)

10.7	Employment Agreement between Lason Systems, Inc. and Thomas W. Denomme (1)

10.8	Employment Agreement between Lason Systems, Inc. and Douglas S. Kearney (1)

10.9	Credit Agreement between Lason and the Lenders named therein, Bank One, N.A. as Agent dated as of June 30, 2002 (+)

99.1	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (+)

(+) Filed herewith

(1) Incorporated by reference from Exhibits to Form 10-Q filed on November 19, 2002 as Commission File No. 0-21407

b.	Reports on Form 8-K

On December 16, 2002, the Company filed a Form 8-K disclosing in Item 5 thereof the appointment of Mark J. Clinton as the Company’s President of Data Capture Services

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March, 2003

LASON, INC.

By:	/s/ Ronald D. Risher Ronald D. Risher President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ronald D. Risher and Douglas S. Kearney, and each of them, this 28th day of March, 2003, his true and lawful attorney(s)-in-fact and agent(s), with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this report and to file the same, with all exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney(s)-in-fact and agent(s) full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney(s)-in-fact and agent(s), or their substitutes(s), may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated above.

/s/ Ronald D. Risher Ronald D. Risher	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ Douglas S. Kearney Douglas S. Kearney	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

/s/ Gary D. DeGourse Gary D. DeGourse	Director

/s/ Robert H. Naftaly Robert H. Naftaly	Director

/s/ David P. Williams David P. Williams	Director

CERTIFICATION

I, Ronald D. Risher, the Chief Executive Officer of Lason, Inc. (the “registrant”) certify that:

1.	I have reviewed this annual report on Form 10-K of the registrant;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The foregoing Certification is subject to and qualified by the disclosure in Part I, Item 1. Business — Fresh Start Reporting and Factors that Affect Comparability of Financial Information” and in Note 3 of Notes to the Consolidated Financial Statements, which provide that the consolidated financial statements of the registrant accompanying this annual report on Form 10-K have been prepared in conformity with generally accepted accounting principles for financial information, but not in conformity with the instructions for Form 10-K and Rule 10-01 of Regulation S-X, as the registrant has not presented financial information for the twelve months ending December 31, 2002, 2001 and 2000. In addition, the financial information for the twelve months ended December 31, 2002, 2001, 2000, 1999 and/or 1998 have been omitted from those applicable items of the Form 10-K requiring such information. Reference is made to the disclosure — Part I, Item 1. Business — Fresh Start Reporting and Factors that Affect Comparability of Financial Information and in Note 3 of Notes to the Consolidated Financial Statements for a more complete discussion and explanation.

March 28, 2003	/s/ Ronald D. Risher
Ronald D. Risher
Chief Executive Officer

CERTIFICATION

I, Douglas S. Kearney, the Chief Financial Officer of Lason, Inc. (the “registrant”) certify that:

1.	I have reviewed this annual report on Form 10-K of the registrant;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

(d)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(e)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The foregoing Certification is subject to and qualified by the disclosure in Part I, Item 1. Business — Fresh Start Reporting and Factors that Affect Comparability of Financial Information” and in Note 3 of Notes to the Consolidated Financial Statements, which provide that the consolidated financial statements of the registrant accompanying this annual report on Form 10-K have been prepared in conformity with generally accepted accounting principles for financial information, but not in conformity with the instructions for Form 10-K and Rule 10-01 of Regulation S-X, as the registrant has not presented financial information for the twelve months ending December 31, 2002, 2001 and 2000. In addition, the financial information for the twelve months ended December 31, 2002, 2001, 2000, 1999 and/or 1998 have been omitted from those applicable items of the Form 10-K requiring such information. Reference is made to the disclosure — Part I, Item 1. Business — Fresh Start Reporting and Factors that Affect Comparability of Financial Information and in Note 3 of Notes to the Consolidated Financial Statements for a more complete discussion and explanation.

March 28, 2003	/s/ Douglas S. Kearney
Douglas S. Kearney
Chief Financial Officer

LASON, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

Financial Statements:

Consolidated Balance Sheets as of December 31, 2002 and June 30, 2002	F-2

Consolidated Statement of Income for the six month period ended December 31, 2002	F-3

Consolidated Statement of Stockholders’ Equity for the six month period ended December 31, 2002	F-4

Consolidated Statements of Cash Flows for the six month period ended December 31, 2002	F-5

Notes to consolidated financial statements	F-6 to F-13

Other Financial Information:

Report of independent accountants	F-14

LASON, INC.

CONSOLIDATED BALANCE SHEETS
As of December 31, 2002 and June 30, 2002
(In thousands, except for shares)

	December 31, 2002	June 30, 2002

ASSETS
Cash and cash equivalents	$25,931	$29,972
Accounts receivable (net of allowance of $4,010 and $4,437, respectively)	35,962	43,460
Supplies	4,021	3,860
Prepaid expenses and other	5,440	6,077

Total current assets	71,354	83,369
Property and equipment (net)	6,193	5,913

Total assets	$77,547	$89,282

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$7,095	$8,938
Accrued expenses	14,094	20,501
Customer deposits	2,557	2,510
Deferred revenue	2,892	3,037
Current portion of long-term obligations	3,372	1,073

Total current liabilities	30,010	36,059
Long-term obligations	45,001	51,358

Total liabilities	75,011	87,417

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 30,000,000 shares reserved for issuance and 45,000 shares issued and outstanding	300	300
Additional paid-in capital	1,565	1,565
Retained earnings	671	—

Total stockholders’ equity	2,536	1,865

Total liabilities and stockholders’ equity	$77,547	$89,282

The accompanying Notes are an integral part of the consolidated financial statements.

LASON, INC.

CONSOLIDATED STATEMENT OF INCOME
Six Months Ended December 31, 2002
(In thousands, except per share amounts)

Revenues, net	$96,934
Cost of revenues	69,949

Gross profit	26,985
Selling, general and administrative expenses	24,808

Income from operations	2,177
Interest expense, net	1,506

Income from operations before income taxes	671

Provision for income taxes	—

Net income	$671

Basic and diluted earnings per common share	$.02

The accompanying Notes are an integral part of the consolidated financial statements.

LASON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Six Month Period Ended December 31, 2002
(In thousands, except for shares)

	Common Stock		Additional
			Paid-in	Treasury	Retained
	Shares	Amount	Capital	Stock	Earnings	Total

Balances at July 1, 2002	30,000,000	$300	$1,565	$—	$—	$1,865
Common stock issued to outside directors	45,000	—	—	—	—	—
Net income	—	—	—	—	671	671

Balances at December 31, 2002	30,045,000	$300	$1,565	$—	$671	$2,536

The accompanying Notes are an integral part of the consolidated financial statements.

LASON, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
Six Months Ended December 31, 2002
(In thousands)

Cash flows from operating activities:
Net income	$671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,199
Interest on Junior Note	117
Changes in operating assets and liabilities:
Accounts receivable	6,241
Supplies	(161)
Prepaid expenses and other	637
Accounts payable	(1,843)
Accrued expenses and other liabilities	(6,349)

Net cash flows provided by operating activities	$512 [1]

Cash Flows From Investing Activities:
Investments in property and equipment	(1,479)
Proceeds from sales of non-core assets, net of expenses	1,257

Net cash used in investing activities	(222)

Cash Flows From Financing Activities:
Repayments of long-term obligations	(4,176)
Payment on capital lease liabilities and other debt	(155)

Net cash used in financing activities	(4,331)

Net decrease in cash and cash equivalents	(4,041)
Cash and cash equivalents at beginning of period	29,972

Cash and cash equivalents at end of period	$25,931

Supplemental information:
Interest payments	$1,680

Income tax payments	$—

The accompanying Notes are an integral part of the consolidated financial statements.

1 During the six months ended December 31, 2002, approximately $6.1 million of cash used in operating activities related primarily to payments made with respect to the Predecessor’s bankruptcy proceedings for professional and administrative fees, cure costs and other administrative type claims which were accrued as of June 30, 2002.

LASON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: NATURE OF OPERATIONS

     Lason, Inc., a Delaware corporation, together with its subsidiaries (“Lason” or the “Company”) is a leading provider of integrated information outsourcing solutions through in excess of 60 locations and facilities management sites in 26 states, India, China (service relationship), Mexico and Canada. The Company serves over 5,500 active customers primarily in the healthcare, financial services, government and manufacturing and industrial vertical markets. The Company’s core competency resides in its ability to enhance the performance of its customers’ business by outsourcing their non-core business processes and back office operations. The Company’s primary services are data, document and image capture, web-based document repository services via its Document DNA™ (digital network access) product, analog services, on-site facilities management, print and mail type services, database management and other professional services. The Company’s service capabilities across a broad range of data and media types allows its customers to fulfill their business process and information outsourcing needs with a single vendor regardless of geography.

NOTE 2: CHAPTER 11 PROCEEDINGS AND REORGANIZATION

     On December 5, 2001 (the “Petition Date”), Lason, Inc. and certain of its direct and indirect subsidiaries incorporated in the United States (collectively referred to as the “Debtors”) filed voluntary petitions to reorganize under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) with the Bankruptcy Court for the District of Delaware in Wilmington (the “Bankruptcy Court”). The Bankruptcy Court approved the Company’s Plan of Reorganization (the “Plan”) at its Confirmation Hearing on April 30, 2002. On May 17, 2002, the Bankruptcy Court entered an order confirming its First Amended Joint Plan of Reorganization of Lason, Inc. and its Subsidiary Debtors, as modified (the “Plan”). From the Petition Date through June 30, 2002, the Debtors operated their businesses as debtors-in-possession pursuant to the Bankruptcy Code. On July 1, 2002 (the “Effective Date”), the Plan became effective and the Debtors successfully emerged from their Chapter 11 bankruptcy proceedings. For periods prior to the Effective Date, the Company is referred to as “Old Lason” or the “Predecessor” in these financial statements and footnotes and in the Company’s Management Discussion and Analysis. For periods including and subsequent to the Effective Date, the Company is referred to as “New Lason” or the “Successor” in these financial statements and footnotes and in the Company’s Management Discussion and Analysis. Please refer to the Company’s Plan for capitalized terms not defined herein.

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

     On the Effective Date, 100,000,000 shares of Common Stock were authorized, with 30,000,000 shares of Common Stock reserved for distribution. Of the 30,000,000 shares reserved for distribution, the Company’s Plan called for 87.5% or 26,250,000 shares to be issued in respect of general unsecured claims against the Debtors and 12.5% or 3,750,000 shares to be issued to management of the Company as part of an Executive Management Incentive Plan (“EMIP”) for past services. At December 31, 2002, the 30,000,000 shares have not been issued by the Company. The Company is in the final stages of reconciling its unsecured claims in order to determine the amount of disputed and undisputed claims. The Company currently cannot speculate as to the ultimate completion date for such analysis and the initial or final issuance of such shares as called for under the Plan. The Company desires to complete this process as soon as reasonably practical.

     In addition, on the Effective Date the Company’s Plan called for it to issue New Senior Notes (the “Senior Notes”) to the Holders of its Allowed Secured Lender Claims (i.e., its senior secured lenders) in an amount equal to $90 million, maturing five years after the Effective Date and bearing interest at the Agent’s prime rate plus 2.5% (floating). The amount of the Senior Notes was reduced by proceeds of asset sales received by Holders of the Allowed Secured Lender Claims from November 1, 2001 to the Effective Date and thereafter as set forth in a new Credit or Note Agreement. The amount outstanding under the Senior Notes as of December 31, 2002 is $45.9 million. The terms of the Senior Notes are governed by a Credit Agreement.

     Lastly, on the Effective Date, Lason issued a Junior Note in the principal amount of $3.1 million to certain key managers (who were also ex-owners of businesses acquired by Lason) in full satisfaction of their Allowed Key Manager Claims against the Debtors. The Junior Note is a non-interest bearing, unsecured note, maturing within five years following the Effective Date. The Junior Note is supported by an Indenture Agreement dated as of June 30, 2002. For further details regarding the Senior Notes and Junior Note see Note 8.

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

The following table reflects the adjustments to Old Lason’s balance sheet as of June 30, 2002:

						Fresh
		Plan of			Total	Start			Total
	Predecessor	Reorganization			Predecessor	Adjustments			Successor

Assets:
Current assets	$83,369				$83,369				$83,369
Property and equipment	23,654				23,654	$(17,741)	(d	)	5,913
Other assets	88,801				88,801	(88,801)	(d	)	—

Total assets	$195,824	—			$195,824	$(106,542)			$89,282

Liabilities and Shareholders’ Equity (Deficit):
Accounts payable	$8,938				$8,938				$8,938
Accounts payable pre-petition	25,063	$(25,063)	(a	)
Accrued expenses	20,501				20,501				20,501
Customer deposits	2,510				2,510				2,510
Deferred revenue	3,037				3,037				3,037
Earnout obligations	33,306	(33,306)	(a	)
Pre-petition debt	266,319	(213,888)	(b	)	52,431	$(52,431)	(e	)	—
Current portion of new long-term obligations	—					1,073	(e	)	1,073
New long-term obligations	—					51,358	(e	)	51,358

Total liabilities	359,674	(272,257)			87,417	—			87,417

Shareholders’ Equity (Deficit)	(163,850)	272,257	(c	)	108,407	(106,542)	(f	)	1,865

Total liabilities and shareholders’ equity (deficit)	$195,824	—			$195,824	$(106,542)			$89,282

(a)	To record elimination of pre-petition liabilities which were cancelled.

(b)	To record extinguishment of debt.

(c)	To record gain on cancellation of pre-petition liabilities and gain on extinguishment of debt.

(d)	To reflect assets and liabilities at fair value.

(e)	To record new long-term obligations.

(f)	To record common stock to be issued and adjust opening equity.

NOTE 4: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     In the opinion of the Company, the accompanying financial statements include all adjustments, of a normal, recurring nature, necessary to present fairly its financial position as of December 31, 2002 and the results of operations for the six months ended December 31, 2002.

     The accompanying consolidated financial statements of Lason have been prepared in conformity with generally accepted accounting principles for financial information, but not in conformity with the instructions for Form 10-K and Rule 10-01 of Regulation S-K and S-X, as the Company has not presented financial information for the twelve months ending December 31, 2002, 2001 and 2000.

     As previously disclosed, in Lason’s Form 8-K filed on March 26, 2001, the Company informed the U.S. Securities and Exchange Commission and U.S. Attorney for the Eastern District of Michigan of accounting irregularities and system deficiencies that affected certain portions of the Predecessor’s financial statements. Some of these items were material to the Predecessor’s financial statements for at least the third quarter of 1999 and may also have been material to statements for other periods. The irregularities and deficiencies were found in accounting records of the Company’s North American operations.

     A Special Committee of the Company’s Board of Directors determined that these irregularities and deficiencies may have occurred during some periods between late 1997 and 1999. The Committee also found that the Predecessor’s financial statements for at least the third quarter of 1999 requires restatement. The Committee and Company do not believe that any such irregularities have extended beyond the first half of 2000. The extent of any misstatements is still being investigated and evaluated by the Company. As a result, the Predecessor’s financial statements for the years ended December 31, 2001 and December 31, 2000, have not been reviewed or audited by an independent public accounting firm and do not reflect the impact resulting from the correction of, if any, accounting irregularities or system deficiencies, which are under investigation. As such, the Company has not provided financial information in this Form 10-K for the twelve months ending December 31, 2002, 2001 and 2000. As a result of adopting fresh start reporting, the Company believes the ultimate effects, if any, from the alleged accounting irregularities during 1997 — 1999, as discussed above, have been eliminated in the Successor’s financial statements as of and for the six month period ended December 31, 2002.

Revenue Recognition

     The Company’s revenues are driven primarily by transaction volumes. The Company records revenues when the services are provided and all significant obligations of the Company have been satisfied. In certain circumstances, depending upon contractual terms or billing cycle cut-off, the Company is unable to bill for work completed in a certain period. In these cases, the Company recognizes revenue when the work is performed in order to match revenues with the services and related expenses. The work ultimately will be billed according to the contractual terms or the next possible billing cycle, as applicable. In addition, cash received from customers in advance of services performed are recorded as deferred revenue and credited to income when the related service is provided or according to the term of the agreement.

Cash and Cash Equivalents

     Cash equivalents consists of short-term liquid investments with a maturity at date of purchase of three months or less.

Accounts Receivable

     Accounts receivable are generally due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. The Company determines its allowance by considering a number of factors, including the length of time trade account receivable are past due, the Company’s previous collection history, current economic trends and the customer’s ability to pay its obligation. The accounts receivable balance was $36.0 million and $43.5 million, net of an allowance for doubtful accounts of $4.0 million and $4.4 million at December 31, 2002 and June 30, 2002, respectively. During the six months ended December 31, 2002, approximately $0.4 million of accounts receivable were written-off.

Supplies

     Supplies are valued at the lower of cost or market, using the first-in, first-out method. From time to time, due to changes in market demand, technology or other such factors it may be necessary for the Company to write-down the carrying value of its supplies.

Property and Equipment

     The property and equipment at June 30, 2002 have been stated at their fair values adjusted by the excess of the fair value of the specific tangible or identifiable intangible net assets over reorganization value in accordance with the American Institute of Certified

Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) under fresh start reporting.

     Effective July 1, 2002, additions to property and equipment are recorded at cost and are depreciated using a straight-line method over the estimated lives of the related assets which range from 3 to 7 years. Expenditures for normal repairs and maintenance are charged to operations as incurred. Adjustments of the asset and related accumulated depreciation accounts are made for retirements of property and equipment with the resulting gain or loss included in operations.

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

Use of Estimates

     The preparation of the consolidated financial statements is in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses at the date of the reporting period. Estimates have been prepared on the basis of the most current available information and actual results could differ materially from those estimates.

New Accounting Standards

     In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 applies to costs associated with an exit activity (including a restructuring) or with a disposal of long-lived assets. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. A liability is incurred when an event obligates the entity to transfer or use assets. Under current accounting guidance, a liability can be recorded when management has committed to an exit plan. The requirements under SFAS No. 146 are effective prospectively for exit and disposal activities initiated subsequent to December 31, 2002. Restatement of previously issued financial statements is not permitted. We anticipate adopting SFAS No. 146 in the second quarter of fiscal year 2003 and do not expect it to have a material impact on our financial position or results of operations. We anticipate adopting SFAS No. 146 in the second quarter of fiscal year 2003 and do not expect it to have a material impact on our financial position or results of operations. We anticipate adopting SFAS No. 146 in the second quarter of fiscal year 2003 and do not expect it to have a material impact on our financial position or results of operations.

NOTE 5: PROPERTY AND EQUIPMENT

     At December 31, 2002 and June 30, 2002, property and equipment consists of the follow:

	December 31, 2002	June 30, 2002

Computer equipment and software	$1,984	$1,591
Production and office equipment	3,674	3,181
Furniture and fixtures	397	472
Leasehold improvements	635	476
Other	702	193

Total property and equipment	7,392	5,913
Less accumulated depreciation	(1,199)	—

Net property and equipment	$6,193	$5,913

NOTE 6: INCOME TAXES

     In connection with the reorganization, a gain on cancellation of indebtedness was realized by the Predecessor in the amount of approximately $272.3 million. The ultimate gain realized by the Company will depend upon the final resolution of claims in the Bankruptcy Court and could vary from that currently realized. This gain will not be taxable since the gain resulted from reorganization under the Bankruptcy Code. However, the Company will be required, as of the beginning of its 2003 taxable year, to reduce certain attributes including net operating loss carry forwards (“NOLs”), certain tax credits and tax basis in assets in an amount equal to such gain on extinguishment. As of December 31, 2002, the Company estimates that its NOLs aggregate approximately $240 million which will expire in 2021.

     The components of the consolidated income tax provision related for the six month period ended December 31, 2002 are as follows (in thousands):

December 31,
2002

Current provision	$144
Deferred provision	(144)

Total income tax provision	$—

     The difference between the Company’s statutory federal income tax rate and its effective federal income tax rate results from travel and entertainment expenses and certain goodwill amortization that is not deductible for federal income tax purposes.

     Deferred income taxes represent the net tax effects of temporary differences between the carrying value amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax return purposes. Significant components of the Company’s deferred federal income tax assets are as follows (in thousands):

December 31,
2002

Deferred tax assets related to:
Goodwill	$28,523
Allowance for doubtful accounts	1,540
Deferred revenue	1,110
Depreciation and amortization	5,063
Accrued expenses	5,688
Net operating loss carryforwards	84,458

Total deferred tax assets	126,382
Deferred tax liabilities, prepaid expenses	1,079

Net deferred tax assets	125,303
Valuation allowance for deferred tax assets	(125,303)

Total net deferred taxes	$—

     The reorganization of the Company on the Effective Date constituted an ownership change under Section 382 of the Internal Revenue Code. Consequently, the use of any of the NOLs and tax credits generated prior to the ownership change, that are not reduced pursuant to the provisions discussed above, will be subject to an annual limitation.

     The Company’s management, in assessing the realizability of deferred tax assets, must consider whether it is more likely than not that part or all of the deferred tax assets may not be realized. This assessment includes consideration for the scheduled reversal of temporary taxable difference, projected future taxable income, and tax planning strategies. At December 31, 2002, due to the high degree of uncertainty surrounding their realizability, a full valuation allowance has been established on all of the deferred taxes.

NOTE 7: ACCRUED EXPENSES

     Accrued expenses at December 31, 2002 and June 30, 2002 consist of the following (in thousands):

	December 31, 2002	June 30, 2002

Accrued compensation and benefits	$7,278	$8,273
Accrued taxes and other	1,535	2,971
Accrued expenses	5,281	9,257

Total	$14,094	$20,501

NOTE 8: LONG TERM OBLIGATIONS

     The Company’s long term obligations as of December 31, 2002 and June 30, 2002 consist of five-year Senior Notes in the aggregate outstanding amount of $45.9 million and $50.1 million, respectively, which are collateralized by a lien on all property of the Company, guarantees of certain of the Company’s subsidiaries, as well as pledges of the capital stock of certain subsidiaries and a unsecured, non-interest bearing Junior Note, maturing within five years, in the principal amount of $3.1 million issued to certain key managers (who were also ex-owners of businesses acquired by Lason). The Senior Notes are supported by a Credit Agreement. The notes bear interest at the prime rate (floating) plus 2.5 percent (6.75% at December 31, 2002). The Credit Agreement contains restrictions on acquisitions, disposition of assets, and the incurrence of other liabilities and contain certain financial covenants related to minimum EBITDA and cash-flow levels and certain restrictions on capital expenditures. As of December 31, 2002, the Company was in compliance with all financial covenants.

     The Senior Notes call for quarterly principal payments with final maturity at June 30, 2007, as follows (in thousands):

2003	$3,000
2004	4,000
2005	4,000
2006	4,000
2007	30,925

Total	$45,925

     In addition to the quarterly principal payments, the Credit Agreement calls for principal reductions from net cash proceeds received from the sale or disposition of assets.

     The Junior Note calls for semi-annual principal payments with final maturity at December 31, 2006, as follows (in thousands):

2003	$624
2004	624
2005	624
2006	1,246

Total	$3,118
Unamortized Discount at December 31, 2002	(670)

Junior Note Balance	$2,448

     The Junior Note Indenture Agreement provides that the principal payments outlined above will be made, subject to the express condition that certain tests are satisfied. Based upon the Company’s current information, it believes that the payments will be made.

NOTE 9: INTEGRATION ACTIVITIES

     In connection with its Plan, the Company has undertaken certain integration and restructuring activities to realign organizationally, eliminate excess capacity and streamline its operations and further enhance its off-shore service capabilities. As such, the Company has been and is in the process of closing certain operating locations. As of December 31, 2002 and June 30, 2002, the Company has accrued $0.5 million and $0.9 million, respectively, related to its commitment to these activities, of which approximately $0.3 million was included as a special charge in the results of operations in September of 2002. The Company anticipates being substantially completed with such activities during the second quarter 2003. However, the exact completion date is dependent upon a number of factors, some of which are beyond the control of the Company.

NOTE 10: EARNINGS PER SHARE

     Basic earnings per share have been computed in accordance with SFAS No. 128, “Earnings per Share.” The weighted average common shares used for the period were 30,032,500, which includes shares reserved for distribution under the Company’s Plan in addition to shares issued during the period to the Company’s new outside directors.

NOTE 11: EMPLOYEE BENEFIT PLAN

     The Company has a 401 (k) profit-sharing plan and trust (the “Plan”). Each employee who is 21 years of age or older who has worked for the Company for three months and performed 1,000 hours of service or, has an adjusted service date with the equivalent or greater term of service, is eligible to participate in the Plan. Eligible participants may contribute not less than 1 percent and up to 25 percent of their pre tax compensation to the Plan. The Plan is contributory and the Company, at its discretion, can match up to 25 percent of eligible participant contributions not to exceed 8 percent of the participant’s earnings. The Company’s match contributions for the six months ended December 31, 2002 totaled approximately $0.3 million.

NOTE 12: LEASE COMMITMENTS

     The Company has various operating lease agreements related primarily to equipment and buildings. As of December 31, 2002, future minimum rental payments required under non-cancelable operating leases with initial or remaining lease terms in excess of one year are as follows (in thousands):

December 31, 2002

2003	$5,843
2004	4,053
2005	2,493
2006	2,054
2007 and thereafter	2,728

Total	$17,171

     In addition, the Company has a number of equipment leases that are on a month-to-month basis. Total rent expense on operating lease agreements for the six months ended December 31, 2002 was approximately $3.4 million.

NOTE 13: COMMITMENTS AND CONTINGENCIES

     As a consequence of the Debtor’s Plan, any claims from actions or proceedings against the Company’s domestic operations, related to periods prior to or on the Petition Date, will be treated according to such Plan, which generally provides unsecured claims to be settled in common shares of New Lason and claims related to Old Lason common stock or securities to be discharged.

     On May 14, 2001, plaintiffs Future Image Holding Corporation and DASA Holdings Inc., the former owners of Datacom Imaging Systems Company (“Datacom”), brought an action against the Company and Lason Canada Company (“Lason Canada”) in the Ontario Superior Court of Justice. The Action related to the acquisition of Datacom Imaging Systems Company by Lason Canada which was guaranteed by the Company and the non-payment of three additional purchase payments, which plaintiffs assert they were owed for having achieved certain performance levels as provided in the acquisition agreement. Plaintiffs sought approximately $450,000 U.S. for the first additional purchase payment. On Mach 12. 2002, the plaintiffs were granted a summary judgment of their claim for the $450,000. The Company appealed this ruling, but was required to deposit $275,000 U.S. with the Court of Appeals of

Ontario as security. On September 30, 2002, the Court of Appeals of Ontario ruled in favor of the Company and reversed the lower court’s grant of summary judgment. Accordingly, plaintiffs’ lawsuit returned to the trial court. On July 8, 2002, the Company filed a separate action against plaintiffs to recover amounts the Company alleges it overpaid plaintiffs in connection with the first additional purchase payment. During the first quarter of 2003, all of the above matters were resolved in an out of court settlement with no material impact to the Company.

     The Company is a defendant in an adversary proceeding in the Bankruptcy Court for the District of Delaware in Wilmington. The plaintiff is Ark 2000-1 CLO, Limited (“Ark”), one of the Company’s senior note holders. The nature of the dispute is over certain provisions in the Company’s Pre-petition Credit Agreements and Plan, which call for the sharing of net proceeds from certain designated asset sales between the Company and the senior note holders. Ark alleges, among other things, that the Company is not entitled to the use or share of such net sale proceeds. The net proceeds in dispute are approximately $1.7 million, of which approximately $1.5 million is currently being held in escrow by the Pre-petition Agent. The Company believes the plaintiff’s arguments are without merit and it is vigorously defending itself in this matter. Final arguments are scheduled in April 2003. Any unfavorable outcome or settlement, if any, in this matter could result in a charge to current earnings.

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

NOTE 14: SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

     The following is a summary of unaudited quarterly results of operations for the third and fourth quarter of 2002. As discussed throughout this Form 10-K, the Company has not provided financial information in this Form 10-K for the first and second quarter of 2002, nor any quarterly information related to 2001.

	For the three Months	For the three Months
	Ended December 31, 2002	Ended September 30, 2002

Revenues, net	$46,612	$50,322
Cost of revenues	34,486	35,463

Gross profit	12,126	14,859
Selling, general and administrative expenses	11,243	13,565

Income from operations	883	1,294
Interest expense, net	691	815
Provision for income taxes	—	—

Net income	$192	$479

Basic and diluted earnings per share	$0.00	$0.02

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Lason, Inc.

We have audited the accompanying consolidated balance sheets of Lason, Inc. as of December 31, 2002 and June 30, 2002 and the related consolidated statement of earnings, stockholders’ equity and cash flows for the six months in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lason, Inc. as of December 31, 2002 and June 30, 2002 and the results of their operations and their cash flows for the six months in the period ended December 31, 2002, inconformity with accounting principles generally accepted in the United States of America.

As further discussed in Note 12, and as previously disclosed by the Company on March 26, 2001, the Company is under investigation by the Securities and Exchange Commission and the U.S. Attorney for the Eastern District of Michigan for accounting irregularities and systems deficiencies, which occurred primarily in 1999 and prior.

/s/ Grant Thornton LLP

Southfield, Michigan
March 7, 2003

EXHIBIT INDEX

Exhibit No.	Description

10.9	Credit Agreement Between Lason, the Lenders named therein, Bank One, N.A., as Agent, dated as of June 30, 2002

99.1	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

S-1