Form 10-K/A
period 2002-12-31
LASON INC
filed 2003-04-30
CIK 1020616

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

     Indicate by check mark whether the registrant has filed all documents and report required to be filed by Sections 12,13,or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

     As of April 30, 2003, there were 26,717,344 shares of Common Stock, $.01 par value outstanding. An additional 3,327,656 shares were reserved for issuance according to the Company’s Plan of Reorganization (the “Plan”).

PART III
SIGNATURES
CERTIFICATION
CERTIFICATION
EXHIBIT INDEX
Sec. 906 Certification of C.E.O. and C.F.O.

This Amendment is being filed to add the information required by Part III, Items 10, 11, 12 and 13.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

     The individuals listed below are members of the board of directors of Lason. They were appointed pursuant to the Plan and serve an initial term of one year and until their successors are elected and qualified. Their business experience during the last five years is provided below:

Robert H. Naftaly, age 65, became a director of Lason in June 2002. From 1988 to 2001, Mr. Naftaly was a senior officer of Blue Cross Blue Shield of Michigan and various subsidiaries, including President and CEO of PPOM from 2000 to 2001. From 1987 to 1988, Mr. Naftaly was general auditor for Detroit Edison Company and from 1983 to 1987 was Director of Management and Budget for the State of Michigan. Mr. Naftaly currently serves on the Board of AAA Michigan, the Bank of Bloomfield Hills and Meadowbrook Insurance Group, Inc.

David P. Williams, age 68, became a director of Lason in June 2002. Mr. Williams is a retired Vice Chairman of The Budd Company, a manufacturer of automobile and truck body components, castings, stampings, chassis frame components, air bag components, automotive heating accessories, and cold weather starting aids. From 1995 until becoming Vice Chairman in 1999, Mr. Williams was President and Chief Operating Officer of The Budd Company. He is currently a director of The Budd Company and SPX Corporation. Mr. Williams recently also served as a director of Standard Federal Bank N.A., a subsidiary of ABN AMRO North America, Inc.

Gary D. DeGourse, age 53, became a director of Lason in December 2002. Mr. DeGourse has been in the imaging solutions industry for in excess of thirty years. In March of 1979, he founded MSI Digital and Imaging Solutions, Inc. Mr. DeGourse sold his company to Lason in January 1999. Mr. DeGourse retired from Lason as President of MSI Digital Imaging Solutions in May 2001. Mr. DeGourse currently serves on the Board of Mattlaur Corp.

In addition, Ronald D. Risher is a director of Lason. For a description of the business background of Mr. Risher and the other executive officers of Lason during the past five years, see “Part I — Executive Officers of the Registrant.”

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Pursuant to regulations adopted by the Securities and Exchange Commission (“SEC”) and Section 16(a) of the Securities Exchange Act of 1934, the Company’s directors and officers, and persons who own more than 10% of the Company’s common stock, are required to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by regulation to furnish the Company with copies of all Section 16(a) reports they filed. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, all officers and directors have complied with all applicable Section 16(a) filing requirements, except that Messrs. Denomme, Riley, Shaw and DeGourse were late in filing their initial statements of beneficial ownership after each became an officer or director, as applicable of the Company. See “Item 12 — Security Ownership of Certain Beneficial Owners and Management” for disclosure of shares issued to certain general unsecured lenders of the Company who, pursuant to the Plan, own more than 5% of the outstanding shares of common stock of the Company.

ITEM 11: EXECUTIVE COMPENSATION

Summary Compensation Table

     The following Summary Compensation Table sets forth the cash and non-cash compensation for each of the last three years awarded to or earned by the Chief Executive Officer of the Company and the four other most highly compensated executive officers of the Company as of December 31, 2002 whose total salary and bonus compensation was in excess of $100,000 in 2002.

	Annual Compensation				Long Term Compensation

					Awards		Payouts

Name				EMIP(1) /	Restricted	Securities
and				CERP (2) /	Stock	Underlying	All Other
Principal				Incentive	Award(s)	Options/	Compen-
Position	Year		Salary ($)	Bonus ($)	($) (1)	SARs(#)	sation(3) ($)

Ronald D. Risher	2002		400,000	440,000	8,000	-0-	9,180
President and CEO	2001		334,808	10,000	—	-0-	9,000
	2000	(4)	11,538	—	—	-0-	519

Douglas S. Kearney	2002	(5)	94,327	156,500	3,000	-0-	3,344
EVP, CFO and Sec.

Michael H. Riley	2002		245,000	225,000	5,000	-0-	6,515
EVP, President Imaging	2001		233,462	41,437	—	-0-	6,000
Services & Products Div.	2000		193,443	53,493	—	-0-	6,000

Thomas W. Denomme	2002		188,452	124,000	3,000	-0-	6,120
EVP, Chief Information	2001		166,154	30,000	—	-0-	6,000
Officer and President	2000	(6)	6,346	—	—	-0-	231
Output Services Div.

Kenneth L. Shaw	2002		156,346	118,600	2,000	-0-	30,405
EVP of Human	2001	(7)	73,846	40,000	—	-0-	—
Resources

(1)	Granted under the Executive Management Incentive Plan. See “Equity Compensation Plan Information” below and “Item 12: Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters.” There is currently no market for the registrant’s common stock. For compensation purposes, the Company valued the shares issued under the EMIP at par value, which is $0.01 per share.

(2)	Granted under the Critical Employee Retention Program. See “Critical Employee Retention Program Information” below.

(3)	These figures represent the amounts paid by the Company as car allowances, premiums with respect to term life insurance for the named Executive Officers and for certain travel related expenses with respect to Mr. Shaw.

(4)	Commenced employment in November 2000 as the Company’s Chief Financial Officer.

(5)	Commenced employment in July 2002 as the Company’s Chief Financial Officer. From May 2001 to July 2002, Mr. Kearney acted as the Company’s Interim Chief Financial Officer while employed and compensated by Conway MacKenzie & Dunleavy.

(6)	Commenced employment in December 2000 as the Company’s Chief Information Officer.

(7)	Commenced employment in June 2001.

Equity Compensation Plan Information

     All options previously granted under the Company’s 1995 Stock Option Plan and under the 1998 Equity Participation Plan were cancelled pursuant to the Plan. Under the Plan, the Company has terminated both such option plans.

     Pursuant to the Plan, the Company adopted the Executive Management Incentive Plan (“EMIP”). Pursuant to the EMIP, the Company has issued 3,750,000 shares of its common stock to the EMIP participants. See “Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.” Such shares vested on January 30, 2003 and may be voted by the participants. These shares have been issued to approximately 90 employees consisting primarily of senior executives, regional managers and key sales personnel. The EMIP also provides for the distribution of cash to certain EMIP participants from asset sales which occurred during the bankruptcy proceedings based on a percentage agreed to between the Company and the pre-petition lenders. Participants have earned and received a total cash distribution of approximately $940,000 under the EMIP. The EMIP was approved pursuant to the Plan and was not approved by the Company’s shareholders.

Critical Employee Retention Program Information

     The Company believed, as part of the Plan, that its business operations, ability to emerge from Chapter 11 and, ultimately, its enterprise value was dependent on the continued retention and contribution of its most valued or critical employees. As such, with the support of its pre-petition lenders, on January 17, 2002 the Bankruptcy Court entered an order approving, in part, the Company’s Critical Employee Retention Program (“CERP”) and in full with the entry of an order on May 17, 2002 confirming the Company’s Plan. The CERP provided for the distribution of approximately $1.2 million to approximately 50 employees deemed critical to the Company’s ongoing business operations, ability to emerge from Chapter 11 and enterprise value. The funds under the CERP were payable based upon the achievement of certain events in the Company’s Chapter 11 case and have been fully earned by and paid to the participants by the Company. The CERP was approved pursuant to the Plan and was not approved by the Company’s shareholders.

Compensation of Directors

     The board of directors of the Company has authorized the payment of compensation to non-employee directors for their services to the Company in their capacity as directors. Each non-employee director is to receive $5,000 per calendar quarter and $1,500 for attendance at or participation in a meeting of the board of directors or any committee of the board of directors. Each non-employee director also has accepted the Company’s offer to purchase 15,000 shares of its common stock at $0.01 per share. The board of directors also authorizes the payment of reasonable expenses to each non-employee director in connection with his attendance at meetings of the board of directors and any committee of the board of directors.

Employment Agreements/Changes in Control

     The Company and Ronald D. Risher entered into an employment agreement dated as of July 18, 2002. For his services as President and Chief Executive Officer, Mr. Risher receives (a) a base salary of $400,000 per year and (b) a bonus opportunity of up to 50% of the annual base salary in accordance with the Company’s incentive bonus plan. In addition, Mr. Risher participates in the Company’s various benefit plans, participates in the Company’s 401K plan, receives an automobile allowance and is reimbursed for certain expenditures on health care. Under the employment agreement, Mr. Risher agrees that during the period of his employment and for a period of two years thereafter, and with respect to certain territory, he will not engage in certain competitive acts. The employment agreement terminates on December 31, 2005, however, either the Company or Mr. Risher has the option of renewing the agreement for an additional three year term upon not less than 60 days’ notice prior to expiration of the initial term. If the option is exercised, the employment agreement is renewed and the Company and Mr. Risher are to mutually agree to the terms and conditions of such extended employment. If Mr. Risher is terminated without cause or terminates for good reason, he will be entitled to severance pay equal to his base salary then in effect for whatever time period is remaining under the term of the employment agreement or for two years, whichever amount is greater. If the employment agreement is terminated without cause, the non-compete period is decreased by one year. If Mr. Risher terminates for good reason, the non-complete provisions shall cease to apply. In the event of a change in control, Mr. Risher may receive up to four times the sum of his annual salary in effect immediately prior to the change in control. In the event that the successor does not agree to continue the employment of Mr. Risher, the non-compete provisions will no longer apply. However, if the successor is willing to continue the employment of Mr. Risher, but Mr. Risher terminates his employment, he will receive the same severance payment but the non-compete provisions will continue to apply. Following the termination of Mr. Risher’s employment in connection with the change in control, Mr. Risher will continue, for a limited period, to receive Company insurance benefits. If any portion of the severance payments or other payments under the employment agreement become subject to the excise tax imposed by Section 4999 of the Internal

Revenue Code of 1986, as amended, then Mr. Risher will be entitled to receive an additional payment to cover such excise tax.

     The Company and Douglas S. Kearney entered into an employment agreement dated as of July 18, 2002. For his services as Executive Vice President, Chief Financial Officer, and Secretary, Mr. Kearney receives (a) a base salary of $225,000 per year and (b) a bonus opportunity of up to 30% of the annual base salary in accordance with the Company’s incentive bonus plan. In addition, Mr. Kearney participates in the Company’s various benefit plans, participates in the Company’s 401K plan, receives an automobile allowance and is reimbursed for certain expenditures on health care. Under the employment agreement, Mr. Kearney agrees during the period of his employment and for a period of two years thereafter, and with respect to certain territory, he will not engage in certain competitive acts. The employment agreement terminates on December 31, 2005, however, either the Company or Mr. Kearney has the option of renewing the agreement for an additional three year term upon not less than 60 days’ notice prior to expiration of the initial term. If the option is exercised, the employment agreement is renewed and the Company and Mr. Kearney are to mutually agree to the terms and conditions of such extended employment. If Mr. Kearney is terminated without cause or terminates for good reason, he will be entitled to severance pay equal to his base salary then in effect for whatever time period is remaining under the term of the employment agreement or for one year, whichever amount is greater. If the employment agreement is terminated without cause, the non-compete period is decreased by one year. If Mr. Kearney terminates for good reason, the non-complete provisions shall cease to apply. In the event of a change in control, Mr. Kearney may receive up to three times the sum of his annual salary in effect immediately prior to the change in control. In the event that the successor does not agree to continue the employment of Mr. Kearney, the non-compete provisions will no longer apply. However, if the successor is willing to continue the employment of Mr. Kearney, but Mr. Kearney terminates his employment, he will receive the same severance payment but the non-compete provisions will continue to apply. Following the termination of Mr. Kearney’s employment in connection with the change in control, Mr. Kearney will continue, for a limited period, to receive Company insurance benefits. If any portion of the severance payments or other payments under the employment agreement become subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended, then Mr. Kearney will be entitled to receive an additional payment to cover such excise tax.

     The Company and Michael H. Riley entered into an employment agreement dated as of August 9, 2002. For his services as Executive Vice President Of Imaging Services & Products, Mr. Riley receives (a) a base salary of $245,000 per year and (b) a bonus opportunity of up to 30% of the annual base salary in accordance with the Company’s incentive bonus plan. In addition, Mr. Riley participates in the Company’s various benefit plans, participates in the Company’s 401K plan, receives an automobile allowance and is reimbursed for certain expenditures on health care. Under the employment agreement, Mr. Riley agrees that during the period of his employment and for a period of two years thereafter and with respect to certain territory, he will not engage in certain competitive acts. The employment agreement terminates on December 31, 2005, however, either the Company or Mr. Riley has the option of renewing the agreement for an additional three year term upon not less than 60 days’ notice prior to expiration of the initial term. If the option is exercised, the employment agreement is renewed and the Company and Mr. Riley are to mutually agree to the terms and conditions of such extended employment. If Mr. Riley is terminated without cause or terminates for good reason, he will be entitled to severance pay equal to his base salary then in effect for whatever time period is remaining under the term of the employment agreement or for one year, whichever amount is greater. If the employment agreement is terminated without cause, the non-compete period is decreased by one year. If Mr. Riley terminates for good reason, the non-complete provisions shall cease to apply. In the event of a change in control, Mr. Riley may receive up to three times the sum of his annual salary in effect immediately prior to the change in control. In the event that the successor does not agree to continue the employment of Mr. Riley, the non-compete provisions will no longer apply. However, if the successor is willing to continue the employment of Mr. Riley, but Mr. Riley terminates his employment, he will receive the same severance payment but the non-compete provisions will continue to apply. Following the termination of Mr. Riley’s employment in connection with the change in control, Mr. Riley will continue, for a limited period, to receive Company insurance benefits. If any portion of the severance payments or other payments under the employment agreement become subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended, then Mr. Riley will be entitled to receive an additional payment to cover such excise tax.

     The Company and Thomas W. Denomme entered into an employment agreement dated as of July 23, 2002. For his services as Executive Vice President and Chief Information Officer and President Output Services Division, Mr. Denomme receives (a) a base salary of $200,000 per year and (b) a bonus opportunity of up to 30% of the annual base salary in accordance with the Company’s incentive bonus plan. In addition, Mr. Denomme participates in the Company’s various benefit plans, participates in the Company’s 401K plan, receives an automobile allowance and is reimbursed for certain expenditures on health care. Under the employment agreement, Mr. Denomme agrees that he will not during the period of his employment and for a period of two years thereafter and with respect to certain territory, engage in certain competitive acts. The employment agreement terminates on December 31, 2005, however, either the Company or Mr. Denomme has the option of renewing the agreement for an additional three year term upon not less than 60 days’ notice prior to expiration of the initial term. If the option is exercised, the employment agreement is renewed and the Company and Mr. Denomme are to mutually agree to the terms and conditions of such extended employment. If Mr. Denomme is terminated without cause or terminates for good reason, he will be entitled to severance pay equal to his base salary then in effect for whatever time period is remaining under the term of the employment agreement or for one year, whichever amount is greater. If the employment agreement is terminated without cause, the non-compete period is decreased by one year. If Mr. Denomme terminates for good reason, the non-complete provisions shall cease to apply. In the event of a change in control, Mr. Denomme may receive up to three times the sum of his annual salary in effect immediately prior to the change in control. In the event that the successor does not agree to continue the employment of Mr. Denomme, the non-compete provisions will no longer apply. However, if the successor is willing to continue the employment of Mr. Denomme, but Mr. Denomme terminates his employment, he will receive the same severance payment but the non-compete provisions will continue to apply. Following the termination of Mr. Denomme’s employment in connection with the change in control, Mr. Denomme will continue, for a limited period, to receive Company insurance benefits. If any portion of the severance payments or other payments under the employment agreement become subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended, then Mr. Denomme will be entitled to receive an additional payment to cover such excise tax.

     The Company and Kenneth L. Shaw entered into an employment agreement dated as of July 31, 2002. For his services as Executive Vice President Of Human Resources, Mr. Shaw receives (a) a base salary of $190,000 per year ($165,000 salary and $25,000 travel benefits) and (b) a bonus opportunity of up to 25% of the annual base salary in accordance with the Company’s incentive bonus plan. In addition, Mr. Shaw participates in the Company’s various benefit plans, participates in the Company’s 401K plan, receives an automobile allowance and is reimbursed for certain expenditures on health care. Under the employment agreement, Mr. Shaw agrees that during the period of his employment and for a period of two years thereafter, and with respect to certain territory, he will not engage in certain competitive acts. The employment agreement terminates on December 31, 2005, however, either the Company or Mr. Shaw has the option of renewing the agreement for an additional two year term upon not less than 60 days’ notice prior to expiration of the initial term. If the option is exercised, the employment agreement is renewed and the Company and Mr. Shaw are to mutually agree to the terms and conditions of such extended employment.. If Mr. Shaw is terminated without cause or terminates for good reason, he will be entitled to severance pay equal to his base salary then in effect for whatever time period is remaining under the term of the employment agreement or for .67 year, whichever amount is greater. If the employment agreement is terminated without cause, the non-compete period is decreased to six months. If Mr. Shaw terminates for good reason, the non-complete provisions shall cease to apply. In the event of a change in control, Mr. Shaw may receive up to two and one-half times the sum of his annual salary in effect immediately prior to the change in control. In the event that the successor does not agree to continue the employment of Mr. Shaw, the non-compete provisions will no longer apply. However, if the successor is willing to continue the employment of Mr. Shaw, but Mr. Shaw terminates his employment, he will receive the same severance payment but the non-compete provisions will continue to apply. Following the termination of Mr. Shaw’s employment in connection with the change in control, Mr. Shaw will continue, for a limited period, to receive Company insurance benefits. If any portion of the severance payments or other payments under the employment agreement become subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended, then Mr. Shaw will be entitled to receive an additional payment to cover such excise tax.

Compensation Committee Report on Executive Compensation

Executive Compensation Policy. The Company’s executive compensation program is designed to be aligned with annual and long-term business plans, corporate performance and enhancement of shareholder value. To this end, the Company has developed an overall compensation strategy that ties a significant portion of executive compensation to overall institutional success.

Executive Compensation Program. The key elements of the Company’s executive compensation program consist of a base salary and the right to receive an annual performance based bonus. In addition, the full compensation package afforded by the Company to the executive officers includes various customary prerequisites such as an automobile allowance, insurance and other benefits. The Company also maintains a broad-based employee benefit 401k Plan, in which the Company’s executive officers may participate on the same terms as other employees who meet applicable eligibility criteria, subject to legal limitations on the amounts that may be contributed or the benefits that may be payable under the 401k Plan. The Company makes matching contributions to the 401k Plan, up to limitations prescribed in the plan documents.

     The Compensation Committee is generally responsible for the administration of significant senior officer compensation programs. The Compensation Committee has approved all of the employment agreements disclosed above under the heading “Employment Agreements/Changes in Control.” During 2002, Messrs. Naftaly and Williams, both non-employee members of the board of directors, served on the Compensation Committee. Mr. DeGourse joined the Compensation Committee upon his appointment as a director in December 2002. All executive officer incentive bonuses are determined and approved by the Compensation Committee.

Base Salaries. The Company and the Compensation Committee staunchly believe that the development and retention of executives who have the skills and expertise required to lead the organization is critical to its long-term growth and profitability. Further, and just as critical, the Company and Compensation Committee believe that in order to continuously improve the Company must be able to attract other key employees and executives who can complement the work of our existing executives and employee base. As such, it is the Compensation Committee’s policy to continue to establish base pay at competitive levels.

     Base salaries for executive officers of the Company are initially determined by evaluating the responsibilities of the position held, the experience of the individual and by reference to the competitive market place for executive talent, including a comparison to base salaries for comparable positions at similar companies. In the process of evaluating comparable salary information, the Company relies, in part, on information obtained from independent consulting firms or published industry compensation data.

     Annual salary adjustments will be made by the board of directors or by a committee of the board, based on the Company’s overall performance, a comparison of the Company’s executive compensation to a peer group of corporations that represent the Company’s most direct competitors for executive talent and on individual performance, including both quantifiable and non-quantifiable factors. Non-quantifiable factors include activities which (i) enhance the Company’s standing in the community and (ii) improve relations with customers, suppliers and employees. Salary adjustments may also take into account new job responsibilities. Annual compensation reviews permit an ongoing evaluation of the link between the Company’s performance and its executive compensation in the context of the compensation program of other companies.

     With respect to the base salary granted to Mr. Risher in 2002, the Compensation Committee took into account base salaries of chief executive officers of peer companies, the Company’s overall compensation structure and the assessment of Mr. Risher’s individual job requirements. See “Employment Agreements/Changes in Control.”

Annual Incentive Bonus. In lieu of compensating the Company’s executives with higher base salaries and to enhance its operating performance, the Compensation Committee has adopted an Incentive Bonus Plan. The Compensation Committee believes that compensation should be linked directly with corporate performance and that a significant portion of compensation should be aligned with the attainment of the Company’s goals. Under the Company’s employment agreements with its executive officers, the incentive bonus award component of their compensation permits an employee to receive a bonus opportunity up to a percentage of his annual base salary, which is based on the non-discretionary accomplishment of certain pre-determined, objective levels of operating profitability or such other criteria as may be designated by the Compensation Committee on an annual basis. This incentive bonus award component is subject to annual review and approval by the Compensation Committee.

Stock Grants. The EMIP serves as the long-term incentive plan for executive officers in that the grant of stock should align their interests closely to that of other shareholders. See “Equity Compensation Plan Information” above.

Compensation Committee Interlocks and Insider Participation. As noted, Messrs. Naftaly, Williams and DeGourse served as members of the compensation committee of the Company’s board of directors during the last fiscal year. Neither Mr. Naftaly, Mr. Williams nor Mr. DeGourse was, during the fiscal year, an employee of the Company or any of its subsidiaries or an officer of the Company or any of its subsidiaries, or entered into any transaction with the Company or its subsidiaries which would be required to be disclosed under Item 13 hereof except as follows, Mr. DeGourse was an unsecured claim holder in the Company’s Chapter 11 case. Based upon his claim, Mr. DeGourse has received an initial distribution of 159,533 shares under the Plan.

     Submitted by the Compensation Committee of the Board of Directors: Robert H. Naftaly, David P. Williams and Gary D. DeGourse.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

     The following table presents certain information, as of April 30, 2003, with respect to the common stock owned by each director, each executive officer named in the Summary Compensation Table, all executive officers and directors as a group and by each person (including any “group” as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) who is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company’s common stock. As of April 30, 2003, there were 26,717,344 shares of the Company’s common stock outstanding. An additional 3,327,656 shares are reserved for issuance under the Plan. Except as otherwise indicated below, each person listed has sole voting and investment power as to the shares listed:

				Percent of
				Outstanding
		Common		Common
Name	Age	Stock		Stock (1),(8)

Ronald D. Risher	46	800,000		3.0%
Douglas S. Kearney	34	300,000		1.1%
Michael H. Riley	55	500,000		1.9%
Thomas W. Denomme	42	300,000		1.1%
Kenneth L. Shaw	55	200,000		*
Mark J. Clinton	44	200,000		*
Robert H. Naftaly	67	15,000		*
David P. Williams	68	15,000		*
Gary D. DeGourse	53	174,533		*
All Executive Officers and Directors as a group (9 persons)		2,504,533		9.4%
ABN AMRO, N.V. (2)		2,352,534	(3),(8)	8.8	% (3)
ARK 2000-1 CLO, Limited (4)		1,917,066	(8)	7.2%
Bank One, N.A (5)		4,025,520	(8)	15.1%
Comerica Bank (6)		1,633,641	(8)	6.1%
Credit Lyonnais (7)		1,633,641	(8)	6.1%

*	less than 1.0% of the outstanding shares

See “Item 11: Executive Compensation-Equity Compensation Plan Information” for a discussion of the EMIP. All of the shares issued to the executive officers of the Company and disclosed in the table above were granted under the EMIP.

(1)	Calculation of outstanding shares is based upon an outstanding amount of 26,717,344 and does not include the 3,327,656 shares reserved for distribution under the Plan.

(2)	ABN AMRO, N.V. is located at 350 Park Avenue, New York, NY 10022.

(3)	Beneficial ownership includes those shares owned through one of its operating subsidiaries, Standard Federal Bank, N.A.

(4)	ARK 2000-1 CLO, Limited is located at 40 Wall Street, New York, NY 10005.

(5)	Bank One, N.A. is located at 611 Woodward Avenue, Detroit, MI 48226.

(6)	Comerica Bank is located at 500 Woodward Avenue, Detroit, MI 48226.

(7)	Credit Lyonnais is located at 1301 Avenue of the Americas, New York, NY 10019

(8)	Depending on the ultimate resolution of the disputed claims under the Plan, the amount of shares held may increase and/or the % ownership of the outstanding shares may increase or decrease.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Except with respect to the Plan, and as disclosed under “Item 11: Executive Compensation-Equity Compensation Plan Information,” and with respect to the Credit Agreement between the Company and certain lenders (See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”), no executive officer, director or 5% beneficial holder of the shares of the Common Stock has a direct or indirect material interest in any transaction or series of similar transactions, since January 1, 2002, or any currently proposed transaction, or series of similar transactions, to which the Company or any of its subsidiaries is a party, in which the amount involved exceeds $60,000. ABN AMRO, N.V. (and one of its operating subsidiaries), ARK 2000-1 CLO, Limited, Bank One, N.A., Comerica Bank, and Credit Lyonnais are holders of certain of the Company’s Senior Notes under its Credit Agreement and each own more than 5% of the outstanding shares of the Company. Mr. DeGourse was an unsecured claim holder in the Company’s Chapter 11 case. Based upon his claim, Mr. DeGourse has received an initial distribution of 159,533 shares under the Plan.

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (3). Exhibits

     The following exhibits are filed as part of this report as required by Item 601 of Regulation S-K.

24.1	Power of Attorney (included on signature page of original Form 10-K filed on March 31, 2003)
99.1	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (+)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the day of April 30, 2003

LASON, INC

By:	/s/ Ronald D. Risher
Ronald D. Risher President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on behalf of Lason, Inc. this 30th day of April 2003.

/s/ Ronald D. Risher	Director, President and Chief Executive Officer (Principal
Ronald D. Risher	Executive Officer)

/s/ Douglas S. Kearney	Executive Vice President, Chief Financial Officer and Secretary
Douglas S. Kearney	(Principal Financial and Accounting Officer)

* Gary D. DeGourse	Director

* Robert H. Naftaly	Director

* David P. Williams	Director

/s/ Douglas S. Kearney Douglas S. Kearney	Attorney-in-Fact*

CERTIFICATION

I, Ronald D. Risher, the Chief Executive Officer of Lason, Inc. (the “registrant”) certify that:

1.	I have reviewed this annual report on Form 10-K, as amended, of the registrant;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this annual report is being prepared;

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

The foregoing Certification is subject to and qualified by the disclosure in Part I, Item 1. Business — Fresh Start Reporting and Factors that Affect Comparability of Financial Information” and in Note 3 of Notes to the Consolidated Financial Statements, which provide that the consolidated financial statements of the registrant accompanying this annual report on Form 10-K, as amended, have been prepared in conformity with generally accepted accounting principles for financial information, but not in conformity with the instructions for Form 10-K and Rule 10-01 of Regulation S-X, as the registrant has not presented financial information for the twelve months ending December 31, 2002, 2001 and 2000. In addition, the financial information for the twelve months ended December 31, 2002, 2001, 2000, 1999 and/or 1998 have been omitted from those applicable items of the Form 10-K requiring such information. Reference is made to the disclosure — Part I, Item 1. Business — Fresh Start Reporting and Factors that Affect Comparability of Financial Information and in Note 3 of Notes to the Consolidated Financial Statements for a more complete discussion and explanation.

April 30, 2003	/s/ Ronald D. Risher

Ronald D. Risher
Chief Executive Officer

CERTIFICATION

I, Douglas S. Kearney, the Chief Financial Officer of Lason, Inc. (the “registrant”) certify that:

1.	I have reviewed this annual report on Form 10-K, as amended, of the registrant;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this annual report is being prepared;

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

The foregoing Certification is subject to and qualified by the disclosure in Part I, Item 1. Business — Fresh Start Reporting and Factors that Affect Comparability of Financial Information” and in Note 3 of Notes to the Consolidated Financial Statements, which provide that the consolidated financial statements of the registrant accompanying this annual report on Form 10-K, as amended, have been prepared in conformity with generally accepted accounting principles for financial information, but not in conformity with the instructions for Form 10-K and Rule 10-01 of Regulation S-X, as the registrant has not presented financial information for the twelve months ending December 31, 2002, 2001 and 2000. In addition, the financial information for the twelve months ended December 31, 2002, 2001, 2000, 1999 and/or 1998 have been omitted from those applicable items of the Form 10-K requiring such information. Reference is made to the disclosure — Part I, Item 1. Business — Fresh Start Reporting and Factors that Affect Comparability of Financial Information and in Note 3 of Notes to the Consolidated Financial Statements for a more complete discussion and explanation.

April 30, 2003	/s/ Douglas S. Kearney

Douglas S. Kearney
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

24.1	Power of Attorney (included on signature page of original Form 10-K filed on March 31, 2003)

99.1	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002