Form 10-Q
period 2003-03-31
LASON INC
filed 2003-05-15
CIK 1020616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in the Rule 12b-2 of the Securities Exchange Act of 1934. Yes ☐ No ☒

     As of May 15, 2003, 3,327,656 shares of Common Stock, $.01 par value were reserved for issuance according to the Company’s Plan of Reorganization and 26,717,344 shares were issued and outstanding.

LASON, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
As of March 31, 2003 and December 31, 2002
(In thousands, except for shares)

	March 31,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Cash and cash equivalents	$24,466	$25,931
Accounts receivable (net of allowance of $3,469 and $4,010, respectively)	33,919	35,962
Supplies	3,826	4,021
Prepaid expenses and other	5,162	5,440

Total current assets	67,373	71,354
Property and equipment (net of accumulated depreciation of $1,863 and $1,199, respectively)	6,299	6,193

Total assets	$73,672	$77,547

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$7,895	$7,095
Accrued expenses	9,815	14,094
Customer deposits	2,667	2,557
Deferred revenue	2,783	2,892
Current portion of long-term obligations	4,381	3,372

Total current liabilities	27,541	30,010
Long-term obligations	44,053	45,001

Total liabilities	71,594	75,011

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 30,000,000 shares reserved for issuance and 45,000 shares issued and outstanding	300	300
Additional paid-in capital	1,565	1,565
Retained earnings	213	671

Total stockholders’ equity	2,078	2,536

Total liabilities and stockholders’ equity	$73,672	$77,547

The accompanying Notes are an integral part of the condensed consolidated financial statements.

LASON, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
Three Months Ended March 31, 2003
(In thousands, except per share amounts, Unaudited)

Three Months Ended
March 31,
2003

Revenues	$44,016
Cost of revenues	32,342

Gross profit	11,674

Selling, general and administrative expenses	11,268

Income from operations	406

Net interest expense	756

Loss from operations before income taxes	(350)

Provision for income taxes	108

Net loss	$(458)

Basic and diluted loss per common share	$(0.02)

The accompanying Notes are an integral part of the condensed consolidated financial statements.

LASON, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2003
(In thousands, Unaudited)

Three Months Ended
March 31,
2003

Cash Flows Used in Operating Activities	$(662)[1]

Cash Flows From Investing Activities:
Net cash used in investing activities, property and equipment	(771)

Cash Flows From Financing Activities:
Net cash used in financing activities, repayment on capital lease liabilities and other	(32)

Net decrease in cash and cash equivalents	(1,456)
Cash and cash equivalents at beginning of period	25,931

Cash and cash equivalents at end of period	$24,466

The accompanying Notes are an integral part of the condensed consolidated financial statements.

[1] During the first quarter of 2003, approximately $0.4 million of cash used in operating activities related primarily to payments made with respect to the Predecessor’s bankruptcy proceedings for professional and administrative fees, cure costs and other administrative type claims which were accrued as of June 30, 2002.

LASON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Month Period Ended March 31, 2003
(In thousands, except for shares, Unaudited)

	Common Stock		Additional
			Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total

Balances at January 1, 2003	30,045,000	$300	$1,565	$671	$2,536
Net loss	—	—	—	(458)	(458)

Balances at March 31, 2003	30,045,000	$300	$1,565	$213	$2,078

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

     On the Effective Date, 100,000,000 shares of Common Stock were authorized, with 30,000,000 shares of Common Stock reserved for distribution. Of the 30,000,000 shares reserved for distribution, the Company’s Plan called for 87.5% or 26,250,000 shares to be issued in respect of general unsecured claims against the Debtors and 12.5% or 3,750,000 shares to be issued to management of the Company as part of an Executive Management Incentive Plan (“EMIP”) for past services. Subsequent to March 31, 2003, 26,717,344 shares have been initially issued by the Company, with 3,327,656 shares reserved for issuance to according to the Company’s Plan. The Company currently cannot speculate as to the ultimate completion date for the final issuance of the shares held in reserve, as such is dependent upon the litigation and settlement of claims in the Bankruptcy Court. The Company desires to complete this process as soon as is reasonably practical.

     In addition, on the Effective Date the Company’s Plan called for it to issue New Senior Notes (the “Senior Notes”) to the Holders of its Allowed Secured Lender Claims (i.e., its senior secured lenders) in an amount equal to $90 million, maturing five years after the Effective Date and bearing interest at the Agent’s prime rate plus 2.5% (floating). The amount of the Senior Notes was reduced by proceeds of asset sales received by Holders of the Allowed Secured Lender Claims from November 1, 2001 to the Effective Date and thereafter as set forth in a new Credit or Note Agreement. The amount outstanding under the Senior Notes as of March 31, 2003 is $45.9 million. The terms of the Senior Notes are governed by a Credit Agreement.

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

     Fresh start reporting requires that the reorganization value of the Company be allocated to its assets in conformity with Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations.” The excess of the fair value of the specific tangible or identifiable intangible net assets over reorganization value, or negative goodwill, is to be allocated to non-current, non-monetary assets on a pro rata basis. Based on the consideration of many factors and various valuation methods, including a discounted cash flow, a comparable public company analysis, a comparable acquisitions analysis, and other applicable analyses believed by the Company’s management to be appropriate for the Company’s business and industry, the Company and its financial advisors determined the reorganization value of the Debtors to be approximately $33 million, which served as the basis for the Plan approved by the Bankruptcy Court. The fair value of the Debtors net assets approximates its reorganization value as of the Effective Date.

NOTE 4: BASIS OF PRESENTATION

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments, of a normal, recurring nature, necessary to present fairly its financial position as of March 31, 2003 and the results of operations for the three months then ended. Results of operations for interim periods may not be indicative of future results.

     For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the six month period ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003.

     The accompanying unaudited condensed consolidated financial statements of Lason have been prepared in conformity with generally accepted accounting principles for interim financial information, but not in conformity with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X, as the Company has not presented comparable information for the three month period ending March 31, 2002.

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

     A Special Committee of the Company’s Board of Directors determined that these irregularities and deficiencies may have occurred during some periods between late 1997 and 1999. The Committee also found that the Predecessor’s financial statements for at least the third quarter of 1999 requires restatement. The Committee and Company do not believe that any such irregularities have extended beyond the first half of 2000. The extent of any misstatements is still being investigated and evaluated by the Company. As a result, the Predecessor’s financial statements for the years ended December 31, 2001 and December 31, 2000, have not been reviewed or audited by an independent public accounting firm and do not reflect the impact resulting from the correction of, if any, accounting irregularities or system deficiencies, which are under investigation. As such, the Company has not provided comparable financial information in this Form 10-Q for the three month period ending March 31, 2002. As a result of adopting fresh start reporting, the Company believes the ultimate effects, if any, from the alleged accounting irregularities during 1997 — 1999, as discussed above, have been eliminated in the financial statements as of and for the three month period ended March 31, 2003.

NOTE 5: NEW ACCOUNTING STANDARDS

     In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 applies to costs associated with an exit activity (including a restructuring) or with a disposal of long-lived assets. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. A liability is incurred when an event obligates the entity to transfer or use assets. Under current accounting guidance, a liability can be recorded when management has committed to an exit plan. The requirements under SFAS No. 146 are effective prospectively for exit and disposal activities initiated subsequent to December 31, 2002. Restatement of previously issued financial statements is not permitted. The Company adopted SFAS No. 146 during the first quarter of fiscal year 2003 and it did not have a material impact on our financial position or results from operations.

NOTE 6: LONG TERM OBLIGATIONS

     The Company’s long term obligations as of March 31, 2003 and December 31, 2002 consist of Senior Notes in the aggregate outstanding amount of $45.9 million, respectively, which are collateralized by a lien on all property of the Company, guarantees of certain of the Company’s subsidiaries, as well as pledges of the capital stock of certain subsidiaries and a unsecured, non-interest bearing Junior Note, in the principal amount of $3.1 million issued to certain key managers (who were also ex-owners of businesses acquired by Lason). The Senior Notes are supported by a Credit Agreement. The notes bear interest at the prime rate (floating) plus 2.5 percent (6.75% at March 31, 2003 and December 31, 2002). The Credit Agreement contains restrictions on acquisitions, disposition of assets, and the incurrence of other liabilities and contain certain financial covenants related to minimum EBITDA and cash-flow levels and certain restrictions on capital expenditures.

     The Senior Notes call for quarterly principal payments with final maturity at June 30, 2007, as follows (in thousands):

2003	$3,000
2004	4,000
2005	4,000
2006	4,000
2007	30,925

Total	$45,925

     In addition to the quarterly principal payments, the Credit Agreement calls for principal reductions from net cash proceeds received from the sale or disposition of assets.

     The Junior Note calls for semi-annual principal payments with final maturity at December 31, 2006, as follows (in thousands):

2003		$624
2004		624
2005		624
2006		1,246

Total		$3,118
	Unamortized Discount at March 31, 2003	(609)

	Junior Note Balance	$2,509

     The Junior Note Indenture Agreement provides that the principal payments outlined above will be made, subject to the express condition that certain performance tests are satisfied. Based upon the Company’s current information, it believes that the payments will be made.

NOTE 7: INTEGRATION ACTIVITIES

     In connection with its Plan, the Company has undertaken certain integration and restructuring activities to realign organizationally, eliminate excess capacity and streamline its operations and further enhance its off-shore service capabilities. As such, the Company has been and is in the process of closing certain operating locations. As of March 31, 2003 and December 31, 2002, the Company has accrued $0.4 million and $0.5 million, respectively, related to its commitment to these activities. The Company anticipates being substantially completed with such activities during the second quarter 2003. However, the exact completion date is dependent upon a number of factors, some of which are beyond the control of the Company.

NOTE 8: INCOME TAXES

     In connection with the Plan, a gain on cancellation of indebtedness was realized by the Predecessor in the amount of approximately $272.3 million. The ultimate gain realized by the Company will depend upon the final resolution of claims in the Bankruptcy Court and could vary from that currently realized. This gain was not taxable since the gain resulted from reorganization under the Bankruptcy Code. On January 1, 2003, the Company was required, to reduce all of the net operating loss carry forwards (“NOLs”), certain tax credits and tax basis in assets in an amount equal to such gain on extinguishment.

     The reorganization of the Company on the Effective Date constituted an ownership change under Section 382 of the Internal Revenue Code. Consequently, the use of any of the NOLs and tax credits generated prior to the ownership change, that are not reduced pursuant to the provisions discussed above, will be subject to an annual limitation.

     At March 31, 2003, the Company has recorded a provision for income taxes of $0.1 million for certain foreign and state income taxes.

     The Company’s management, in assessing the realizability of deferred tax assets, must consider whether it is more likely than not that part or all of the deferred tax assets may not be realized. This assessment includes consideration for the scheduled reversal of temporary taxable difference, projected future taxable income, and tax planning strategies. At March 31, 2003, due to the high degree of uncertainty surrounding their realizability, a full valuation allowance has been established on all of the deferred taxes.

NOTE 9: EARNINGS PER SHARE

     Basic earnings per share have been computed in accordance with SFAS No. 128, “Earnings per Share.” The weighted average common shares used for the period were 30,045,000, which includes shares reserved for distribution under the Company’s Plan in addition to shares issued and outstanding as of March 31, 2003.

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

     The Company is a defendant in an adversary proceeding in the Bankruptcy Court for the District of Delaware in Wilmington. The plaintiff is Ark 2000-1 CLO, Limited (“Ark”), one of the Company’s senior note holders. The nature of the dispute is over certain provisions in the Company’s Pre-petition Credit Agreements and Plan, which call for the sharing of net proceeds from certain designated asset sales between the Company and the senior note holders. Ark alleges, among other things, that the Company is not entitled to the use or share of such net sale proceeds. The net proceeds in dispute are approximately $1.7 million, of which approximately $1.5 million is currently being held in escrow by the Pre-petition Agent. The Company believes the plaintiff’s arguments are without merit and it is vigorously defending itself in this matter. Final arguments and closing briefs have been given and filed with the Bankruptcy Court. The exact timing of a ruling by the Court is not known at this time. Any unfavorable outcome or settlement, if any, in this matter could result in a charge to current earnings.

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

     On December 21, 1999 and various dates thereafter, several individuals filed complaints against the Company and certain now former executive officers in various United States District Courts. The complaints purport to be brought as class actions on behalf of purchasers of shares of the Company’s common stock during periods ranging from August 14, 1998 through December 17, 1999. The complaints generally allege that the Company and certain of its now former officers made public statements concerning the Company’s revenues and earnings and inflated the market price of the shares of the Company’s common stock. The complaints allege violations of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and one complaint alleges violations of the Securities Act of 1933. The complaints seek unspecified damages allegedly incurred as a result of the decline in the market price of shares of the Company’s common stock after the Company announced on December 17, 1999 that it expected lower fourth quarter earnings per share as compared with consensus analysts’ estimates.

     Recently, all of the parties to the litigation agreed upon the terms of a settlement. Pursuant to the settlement, a Settlement Fund of $12,680,000 in cash, plus interest, has been established. This Settlement Fund was created strictly from the proceeds of insurance with no contribution from the Company. Judge Arthur Tarnow of the United States District Court for the Eastern District of Michigan entered an order on March 31, 2003 approving the settlement.

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

NOTE 11: SUBSEQUENT EVENTS

     In April of 2003, the Company did an initial distribution of its common stock in accordance with the Plan and 26,672,344 shares were issued to general unsecured creditors and management of the Company.

     On May 13, 2003, the Company announced its continued cooperation with the United States Securities and Exchange Commission (“SEC”) and United States Attorney for the Eastern District of Michigan (“U.S. Attorney”) with respect to their investigations regarding accounting irregularities potentially affecting certain portions of the Company’s financial statements from 1997-1999. Based on the investigations, the SEC and U.S. Attorney respectively announced the filing of civil and criminal charges against certain former employees of the Company. These actions were brought solely against and relate to such former employees and are not against the Company itself. The SEC and U.S. Attorney are not bringing civil or criminal charges against the Company.

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

     The Company’s strategy is to be a value-added business partner to its customers by leveraging its integrated business process outsourcing (“BPO”) capabilities across a broad geographical spectrum to continually assist them in reducing their information management and back office costs and minimize their on-going technology and capital requirements. Key components to this strategy are the Company’s strategically located off-shore capabilities and solution offerings, such as Document DNA™ (its web-based document repository), which allow it to fulfill customers’ business process outsourcing needs cost effectively twenty-four hours a day, seven days a week.

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

     The accompanying unaudited condensed consolidated financial statements of Lason, Inc. (together with its subsidiaries, “Lason” or the “Company”) have been prepared in conformity with generally accepted accounting principles for interim financial information, but not in conformity with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X, as the Company has not presented comparable information for the three month period ending March 31, 2002.

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

     A Special Committee of the Company’s Board of Directors determined that these irregularities and deficiencies may have occurred during some periods between late 1997 and 1999. The Committee also found that the Company’s financial statements for at least the third quarter of 1999 requires restatement. The Committee and Company do not believe that any such irregularities have extended beyond the first half of 2000. The extent of any misstatements is still being investigated and evaluated by the Company. As a result, the Company’s financial statements for the years ended December 31, 2001 and December 31, 2000, have not been reviewed or audited by an independent public accounting firm and do not reflect the impact resulting from the correction of, if any, accounting irregularities or system deficiencies, which are under investigation. As such, the Company has not provided comparable financial information in this Form 10-Q for the three month period ending March 31, 2002. Accordingly, the discussion of results of operations and liquidity and capital resources is limited to the three month period ended March 31, 2003 or subsequent periods. As a result of adopting fresh start reporting, the Company believes the ultimate effects, if any, from the alleged accounting irregularities during 1997 — 1999, as discussed above, have been eliminated in the financial statements as of and for the three month period ended March 31, 2003.

Development of Code of Ethics and Compliance Program

     The Company engaged outside corporate counsel to assist it in the development of a new corporate Code of Business Conduct, Compliance and Ethics. The Company adopted such Code in late 2002, which included among other things the establishment of a corporate Compliance Officer, the basic obligations and responsibilities of all Lason employees to the Corporation, provisions regarding the accuracy and completeness of company records, and guidelines for avoiding conflicts of interest and protecting and preserving all Company assets. The Company implemented such program during the first quarter of 2003.

Results of Operations—Three Months Ended March 31, 2003

     Consolidated net revenues were $44.0 million for the three months ended March 31, 2003. The Company’s revenues are generally based upon transaction volumes of information and data sent to it by third parties. For the most part, these volumes are not contractually required or guaranteed. In addition, the mix of the Company’s revenue is dependent upon the application or service being provided and can vary between project and recurring type work. In many cases, the work being performed by the Company for an individual customer contains elements of both project and recurring type work. Project work represents one-time services. Recurring work represents services being provided to a customer on a consistent basis that are generally under contract or have been regularly provided by the Company to the customer through a long standing relationship. Generally, the Company experienced lower transaction volumes from its customers during the first quarter of 2003, consistent with the overall softness and lower growth rates in the U.S. economy as a whole.

     Gross profit was $11.7 million for the three months ended March 31, 2003. The Company’s cost of revenues consist primarily of wages and benefits to its employees, the cost of materials and equipment and other items related to directly providing services and products to its customers.

     Selling, general and administrative expenses were $11.3 million for the three months ended March 31, 2003. In connection with its Plan, the Company has undertaken certain integration and restructuring activities to realign organizationally, eliminate excess capacity and streamline its operations and further enhance its off-shore service capabilities. As such, the Company has been and is in the process of closing certain operating locations. As of March 31, 2003, the Company has accrued $0.4 million related to its commitment to these activities. The Company anticipates being substantially completed with such activities during the second quarter of 2003. However, the exact completion date is dependent upon a number of factors, some of which are beyond the control of the Company. Included in the results of operations for the three months ended March 31, 2003 was approximately $ 0.6 million in depreciation expense related to property and equipment.

     Net interest expense was $0.8 million for the three month period ended March 31, 2003, consisting principally of interest on the Company’s Senior Notes.

     At March 31, 2003, the provision for income taxes of $0.1 million related to certain foreign and state income taxes.

Liquidity and Capital Resources

     At March 31, 2003, the Company had net working capital of $39.9 million, a current ratio of 2.4 to 1.0 and cash and cash equivalents of $24.5 million. The Company’s net senior debt (defined as total Senior Notes less cash and cash equivalents) was $21.4 million at March 31, 2003. The Company has funded its operations and integration and restructuring activities through a combination of cash from operations and net proceeds from sales of non-core assets. Net cash used in operating activities for the three months ended March 31, 2003 was $0.7 million. The net cash used in operating activities was reduced by payments made with respect to the Company’s previous bankruptcy proceedings for professional and administrative fees, cure costs and other administrative type claims. These payments totaled approximately $0.4 million for the three month period ended March 31, 2003. The Company expects these payments to substantially decrease over time as certain administrative claims related to Company’s cases are settled. The Company estimates that its total remaining obligation related to these types of items is approximately $0.8 million at March 31, 2003 and that these will be paid over the remainder of 2003.

     Net cash used in investing activities totaled $0.8 million for the three months ended March 31, 2003. These funds were used for investments in capital assets. At March 31, 2003, the Company has completed its non-core asset divestiture program, which was committed to as part of its Plan of Reorganization. According to the terms of certain sale agreements, part of the consideration was deferred, contingent upon certain future events or structured as a future royalty. At March 31, 2003, the Company estimates that approximately $0.8 million in additional net proceeds from these sales could be received, primarily over the remainder of 2003 and first part of 2004. As called for under the Company’s Plan, most of the net cash proceeds are required to be applied as principal payments against the Company’s Senior Notes.

     The Company’s long term obligations as of March 31, 2003 consist of Senior Notes in the aggregate outstanding amount of $45.9 million, which are collateralized by a lien on all property of the Company, guarantees of certain of the Company’s subsidiaries, as well as pledges of the capital stock of certain subsidiaries and an unsecured, non-interest bearing Junior Note, in the principal amount of $3.1 million issued to certain key managers (who were also ex-owners of businesses acquired by Lason). The Senior Notes are supported by a Credit Agreement and bear interest at the prime rate (floating) plus 2.5 percent (6.75% at March 31, 2003). The Credit Agreement contains restrictions on acquisitions, disposition of assets, and the incurrence of other liabilities and contain certain financial covenants. In addition to quarterly principal payments, the Credit Agreement calls for principal reductions from net cash proceeds received from the sale or disposition of assets.

     The Junior Note Indenture Agreement provides that the principal payments will be made, subject to the express condition that certain performance tests are satisfied. Based upon the Company’s current information, it believes that the payments will be made.

     Management believes that it has sufficient liquidity through its cash from operations and cash on hand of $24.5 million at March 31, 2003 to meet its on-going business needs, including satisfying its long term obligations as they become due. The Company consistently monitors and evaluates its capital structure and options for maximizing the efficiency and availability of such. Should the Company require future financing, no assurances can be given that the terms or availability of such would be favorable to the Company.

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

     At March 31, 2003, the 30,000,000 shares had not been distributed by the Company. In April of 2003, the Company did an initial distribution of its common stock in accordance with the Plan and 26,672,344 shares were issued to general unsecured creditors and management of the Company. The Company still has 3,327,656 shares reserved for distribution pending the final resolution of claims under its plan. The Company currently cannot speculate as to the ultimate completion date for the final issuance of the shares held in reserve, as such is dependent upon the litigation and settlement of claims in the Bankruptcy Court. The Company desires to complete this process as soon as reasonably practical.

     There is currently no trading market for the Common Stock. There can be no assurance regarding the future development of a market for or as to the liquidity of the Common Stock when the all of the shares are distributed. The Company is currently not in compliance with certain regulations of the SEC necessary for its securities to be listed and traded on a national securities exchange or on NASDAQ. The Company cannot provide any assurances as to if or when it would meet such requirements.

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

Earnout Obligations

     In executing its acquisition strategy, the Predecessor generally entered into additional purchase price arrangements as part of the purchase agreement. Such additional purchase price arrangements would pay the former owner of the business additional amounts depending upon the post-acquisition performance of the business (i.e., an earnout). The Company’s financial obligation related to these agreements has been extinguished under the Plan, with the exception of those key manager claims that have been allowed and are represented by the Company’s Junior Note, in the principal amount of $3.1 million at March 31, 2003.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Lason has exposure to interest rate risk on its Senior Notes, which bear interest at a variable rate. Based on the Company’s outstanding balance on March 31, 2003 of $45.9 million, a one-percent increase or decrease in interest rates would decrease or increase, respectively, the Company’s pre-tax earnings and operating cash flows by appropriately $0.5 million on an annualized basis.

ITEM 4: CONTROLS AND PROCEDURES

     The term “disclosure controls and procedures” is defined in Rules 13a-14(c) and 15(d)-14(c) of the Securities Exchange Act of 1934 (the “Exchange Act”). These Rules refer to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and Our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this Form 10-Q report (the “Evaluation Date”), and have concluded that our disclosure controls and procedures are effective in providing them with material information relating to the Company known to others within the Company which is required to be included in our periodic reports filed under the Exchange Act. Reference is made to: Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Fresh Start Reporting and Factors that Affect Comparability of Financial Information” for a discussion of the Company’s inability to provide comparable financial information in the Form 10-Q for the three month period ending March 31, 2002.

     There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the Evaluation Date.

FORWARD-LOOKING STATEMENTS

     Lason may from time to time provide information including certain statements included in or incorporated by reference in this Form 10-Q which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those forward-looking statements include the intent, belief or current expectations of the company and its management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward looking statements are: (1) important information is of a preliminary basis and subject to further adjustment, (2) the assimilation of business units, (3) the economic, political and regulatory environment, (4) competitive risks and uncertainties, (5) dependence on key customers and management, (6) fluctuations in paper prices, (7) price and availability of qualified temporary labor, (8) reliability of Company data, (9) changes in the business outsourcing industry, (10) management’s ability to implement its business plan, (11) the financial and legal effect of any outstanding litigation, (12) ultimate resolution and settlement of administrative and priority claims, including priority tax claims, whether known or unknown as a result of the Company’s previous Chapter 11 filing, (13) status of the Company’s financing, (14) other important factors beyond the control of Lason and (15) other risks identified from time to time in the Company’s reports and registration statements filed with the Securities and Exchange Commission. Actual future results may vary significantly from those set forth herein. These forward-looking statements represent Lason’s judgment as of the date of this report. Lason disclaims, however, any intent or obligation to update its forward-looking statements.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     With respect to litigation brought by Future Image Holding Corporation and DASA Holdings, Inc. (“Plaintiffs”) against the Company and Lason Canada Company and litigation brought against Plaintiffs by the Company previously disclosed in the Company’s Form 10-K for the six months ended December 31, 2002, during the first quarter of 2003, this matter was resolved in an out of court settlement with no material impact to the Company.

     The Company is a defendant in a proceeding in the Bankruptcy Court for the District of Delaware in Wilmington. The plaintiff is Ark 2000-1 CLO Limited, (“Ark”), one of the Company’s senior note holders. The nature of the dispute is over certain provisions in the Company’s pre-petition credit agreement and First Amended Joint Plan of Reorganization of Lason, Inc. and its Subsidiary Debtors, as modified (the “Plan”), which call for the sharing of net proceeds from certain designated asset sales between the Company and the senior note holders. Ark alleges, among other things, that the Company is not entitled to the use of or share of such net sale proceeds. The net proceeds currently in dispute are approximately $1.7 million, of which approximately $1.5 million is being held in escrow by the Pre-Petition Agent. The Company believes that Ark’s arguments are without merit and it is vigorously defending itself in this matter. Final arguments and closing briefs have been given and filed with the Bankruptcy Court. The exact timing of a ruling by the Court is not known at this time. Any unfavorable outcome or settlement, if any, in this matter could result in a charge to current earnings.

     On December 21, 1999 and various dates thereafter, several individuals filed complaints against the Company and certain now former executive officers in various United States District Courts. The complaints purport to be brought as class actions on behalf of purchasers of shares of the Company’s common stock during periods ranging from August 14, 1998 through December 17, 1999. The complaints generally allege that the Company and certain of its now former officers made public statements concerning the Company’s revenues and earnings and inflated the market price of the shares of the Company’s common stock. The complaints allege violations of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and one complaint alleges violations of the Securities Act of 1933. The complaints seek unspecified damages allegedly incurred as a result of the decline in the market price of shares of the Company’s common stock after the Company announced on December 17, 1999 that it expected lower fourth quarter earnings per share as compared with consensus analysts’ estimates.

     Recently, all of the parties to the litigation agreed upon the terms of a settlement. Pursuant to the settlement, a Settlement Fund of $12,680,000 in cash, plus interest, has been established. This Settlement Fund was created strictly from the proceeds of insurance with no contribution from the Company. Judge Arthur Tarnow of the United States District Court for the Eastern District of Michigan entered an order on March 31, 2003 approving the settlement.

     As described in “Item 2 — Fresh Start Reporting and Factors that Affect Comparability of Financial Information” the Company previously notified the SEC and U.S. Attorney for the Eastern District of Michigan (“U.S. Attorney”) of accounting irregularities and system deficiencies that affected certain portions of the Predecessor’s financial statements in 1999 and may have affected its financial statements for other periods up to and through the first half of 2000. The SEC and U.S. Attorney have on-going investigations into these matters. The Company’s new executive management team has been and continues to fully cooperate with such investigations. The Company is not privy to the status of these investigations and cannot predict when they will be completed, the results thereof, or actions that might be taken against the Company, if any. Criminal actions that result in claims against the Company are not dischargeable under the Bankruptcy Code. The SEC and U.S. Attorney have the ability, depending upon the nature of the claims, to take actions against the Company that could have a material adverse effect upon its results of operations, financial position or liquidity. Based upon the Company’s cooperation with these authorities, its new executive management team is hopeful that such actions will not, in fact, have a material adverse effect upon its results of operations, financial position or liquidity. However, no assurances can be given at this time.

     Various other claims have been made against the Company in the normal course of business which management believes will not have a material adverse effect on the Company’s business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of the Company’s shareholders during the three month period ending March 31, 2003.

Item 6.                     Exhibits and Reports on Form 8-K

a.	Exhibits

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K

On February 27, 2003, the Company filed a Form 8-K disclosing and including as an exhibit the audited June 30, 2002 fresh start balance sheet of the Company.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASON, INC.

Date: May 15, 2003	By:	/s/ RONALD D. RISHER Ronald D. Risher Chief Executive Officer and President

Date: May 15, 2003	By:	/s/ DOUGLAS S. KEARNEY Douglas S. Kearney Executive Vice President; Chief Financial Officer and Secretary

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

The foregoing Certification is subject to and qualified by the disclosure in Part I, Item 2 which provides that while the unaudited condensed consolidated financial statements of registrant included in this quarterly report have been prepared in conformity with generally accepted accounting principles for interim financial information, they are not in conformity with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X, as registrant has not presented comparable information for the three month period ending March 31, 2002. Reference is made to “Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Fresh Start Reporting and Factors that Affect Comparability of Financial Information” for a more complete discussion.

May 15, 2003	/s/ Ronald D. Risher Ronald D. Risher Chief Executive Officer

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

The foregoing Certification is subject to and qualified by the disclosure in Part I, Item 2 which provides that while the unaudited condensed consolidated financial statements of registrant included in this quarterly report have been prepared in conformity with generally accepted accounting principles for interim financial information, they are not in conformity with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X, as registrant has not presented comparable information for the three month period ending March 31, 2002. Reference is made to “Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Fresh Start Reporting and Factors that Affect Comparability of Financial Information” for a more complete discussion

May 15, 2003	/s/ Douglas S. Kearney Douglas S. Kearney Chief Financial Officer

EXHIBIT INDEX

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002