Form 10-Q
period 2003-06-30
LASON INC
filed 2003-08-14
CIK 1020616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in the Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     As of August 14, 2003, 3,267,656 shares of Common Stock, $.01 par value were reserved for issuance according to the Company’s Plan of Reorganization and 26,777,344 shares were issued and outstanding.

		Page No.

Table of Contents		1

Part I.	Item 1. Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2003 (Unaudited) and December 31, 2002	2

	Condensed Consolidated Statements of Operations, Three and Six Months Ended June 30, 2003 (Unaudited)	3

	Condensed Consolidated Statement of Cash Flows, Six Months Ended June 30, 2003 (Unaudited)	4

	Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6-10

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-15

	Item 3. Quantitative and Qualitative Disclosures about Market Risk	15

	Item 4. Controls and Procedures	15

Part II.	Other Information

	Item 1. Legal Proceedings	16

	Item 6. Exhibits and Reports on Form 8-K	16

	Signatures	17

Exhibit Index		18

	Certification of Chief Executive Officer	Exhibit 31.1

	Certification of Chief Financial Officer	Exhibit 31.2

	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Exhibit 32.1

PART I. ITEM 1. FINANCIAL STATEMENTS

LASON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2003 and December 31, 2002
(In thousands, except for shares)

	June 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Cash and cash equivalents	$24,403	$25,931
Accounts receivable (net of allowance of $2,865 and $4,010, respectively)	32,810	35,962
Supplies	3,512	4,021
Prepaid expenses and other	5,249	5,440

Total current assets	65,974	71,354
Property and equipment (net of accumulated depreciation of $2,478 and $1,199, respectively)	6,176	6,193

Total assets	$72,150	$77,547

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$7,862	$7,095
Accrued expenses	11,023	14,094
Customer deposits	2,886	2,557
Deferred revenue	2,077	2,892
Current portion of long-term obligations	4,392	3,372

Total current liabilities	28,240	30,010
Long-term obligations	41,797	45,001

Total liabilities	70,037	75,011

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 3,327,656 shares reserved for issuance and 26,717,344 shares issued and outstanding	300	300
Additional paid-in capital	1,565	1,565
Retained earnings	248	671

Total stockholders’ equity	2,113	2,536

Total liabilities and stockholders’ equity	$72,150	$77,547

The accompanying Notes are an integral part of the condensed consolidated financial statements.

LASON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, Unaudited)

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2003	2003

Revenues	$43,206	$87,222
Cost of revenues	31,943	64,285

Gross profit	11,263	22,937

Selling, general and administrative expenses	10,380	21,648

Income from operations	883	1,289

Net interest expense	759	1,515

Income (loss) from operations before income taxes	124	(226)

Provision for income taxes	89	197

Net income (loss)	35	$(423)

Basic and diluted income (loss) per common share	—	$(0.01)

The accompanying Notes are an integral part of the condensed consolidated financial statements.

LASON, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2003
(In thousands, Unaudited)

Six Months Ended
June 30,
2003

Cash Flows Provided by Operating Activities	$2,140[1]

Cash Flows From Investing Activities:
Net cash used in investing activities, property and equipment	(1,296)

Cash Flows From Financing Activities:
Repayment of long-term obligations	(2,306)
Repayment of capital lease liabilities and other	(66)

Net cash used in financing activities	(2,372)
Net decrease in cash and cash equivalents	(1,528)
Cash and cash equivalents at beginning of period	25,931

Cash and cash equivalents at end of period	$24,403

The accompanying Notes are an integral part of the condensed consolidated financial statements.

[1] During the first six months of 2003, approximately $0.6 million of cash used in operating activities related primarily to payments made with respect to the Predecessor’s bankruptcy proceedings for professional and administrative fees, cure costs and other administrative type claims which were accrued as of June 30, 2002.

LASON, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Six Month Period Ended June 30, 2003
(In thousands, except for shares, Unaudited)

	Common Stock		Additional
			Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total

Balances at January 1, 2003	30,045,000	$300	$1,565	$671	$2,536
Net loss	—	—	—	(423)	(423)

Balances at June 30, 2003	30,045,000	$300	$1,565	$248	$2,113

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

     On the Effective Date, 100,000,000 shares of Common Stock were authorized, with 30,000,000 shares of Common Stock reserved for distribution. Of the 30,000,000 shares reserved for distribution, the Company’s Plan called for 87.5% or 26,250,000 shares to be issued in respect of general unsecured claims against the Debtors and 12.5% or 3,750,000 shares to be issued to management of the Company as part of an Executive Management Incentive Plan (“EMIP”) for past services. In April 2003, 26,672,344 shares were initially issued by the Company, with 3,327,656 shares reserved for issuance according to the Company’s Plan. The Company currently cannot speculate as to the ultimate completion date for the final issuance of the shares held in reserve, as such is dependent upon the litigation and settlement of claims in the Bankruptcy Court. The Company desires to complete this process as soon as is reasonably practical.

     In addition, on the Effective Date the Company’s Plan called for it to issue New Senior Notes (the “Senior Notes”) to the Holders of its Allowed Secured Lender Claims (i.e., its senior secured lenders) in an amount equal to $90 million, maturing five years after the Effective Date and bearing interest at the Agent’s prime rate plus 2.5% (floating). The amount of the Senior Notes was reduced by proceeds of asset sales received by Holders of the Allowed Secured Lender Claims from November 1, 2001 to the Effective Date and thereafter as set forth in a new Credit or Note Agreement. The amount outstanding under the Senior Notes as of June 30, 2003 is $43.9 million. The terms of the Senior Notes are governed by a Credit Agreement.

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

NOTE 4: BASIS OF PRESENTATION

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments, of a normal, recurring nature, necessary to present fairly its financial position as of June 30, 2003 and the results of operations for the six months then ended. Results of operations for interim periods may not be indicative of future results.

     For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the six month period ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003.

     The accompanying unaudited condensed consolidated financial statements of Lason have been prepared in conformity with generally accepted accounting principles for interim financial information, but not in conformity with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X, as the Company has not presented comparable information for the three and six month periods ending June 30, 2002.

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

     A Special Committee of the Company’s Board of Directors determined that these irregularities and deficiencies may have occurred during some periods between late 1997 and 1999. The Committee also found that the Predecessor’s financial statements for at least the third quarter of 1999 requires restatement. The Committee and Company do not believe that any such irregularities have extended beyond the first half of 2000. The extent of any misstatements is still being investigated and evaluated by the Company. As a result, the Predecessor’s financial statements for the years ended December 31, 2001 and December 31, 2000, have not been reviewed or audited by an independent public accounting firm and do not reflect the impact resulting from the correction of, if any, accounting irregularities or system deficiencies, which are under investigation. As such, the Company has not provided comparable financial information in this Form 10-Q for the three and six month period ending June 30, 2002. As a result of adopting fresh start reporting, the Company believes the ultimate effects, if any, from the alleged accounting irregularities during 1997 – 1999, as discussed above, have been eliminated in the financial statements as of and for the three and six month periods ended June 30, 2003.

     On May 13, 2003, the Company announced its continued cooperation with the SEC and U.S. Attorney with respect to their investigations regarding accounting irregularities potentially affecting certain portions of the Company’s financial statements from 1997-1999. Based on the investigations, the SEC and U.S. Attorney respectively announced the filing of civil and criminal charges against three former employees of the Company. These actions were brought solely against and relate to the three individual former employees and are not against the Company itself. The SEC and U.S. Attorney are not bringing civil or criminal charges against the Company.

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

NOTE 6: LONG TERM OBLIGATIONS

     The Company’s long term obligations as of June 30, 2003 and December 31, 2002 consist of Senior Notes in the aggregate outstanding amount of $43.9 and $45.9 million, respectively, which are collateralized by a lien on all property of the Company, guarantees of certain of the Company’s subsidiaries, as well as pledges of the capital stock of certain subsidiaries and a unsecured, non-interest bearing Junior Note issued to certain key managers (who were also ex-owners of businesses acquired by Lason). As of June 30, 2003 and December 31, 2002 the aggregate outstanding principal amount on the Junior Note was $2.8 and $3.1 million, respectively. The Senior Notes are supported by a Credit Agreement. The notes bear interest at the prime rate (floating) plus 2.5 percent (6.50% and 6.75% at June 30, 2003 and December 31, 2002, respectively). The Credit Agreement contains restrictions on acquisitions, disposition of assets, and the incurrence of other liabilities and contain certain financial covenants related to minimum EBITDA and cash-flow levels and certain restrictions on capital expenditures.

     The Senior Notes call for quarterly principal payments with final maturity at June 30, 2007, as follows (in thousands):

2003	$2,000
2004	4,000
2005	4,000
2006	4,000
2007	29,931

Total	$43,931

     In addition to the quarterly principal payments, the Credit Agreement calls for principal reductions from net cash proceeds received from the sale or disposition of assets.

     The Junior Note calls for semi-annual principal payments with final maturity at December 31, 2006, as follows (in thousands):

2003		$312
2004		624
2005		624
2006		1,246

Total		$2,806
	Unamortized Discount at June 30, 2003	(548)

	Junior Note Balance	$2,258

     The Junior Note Indenture Agreement provides that the principal payments outlined above will be made, subject to the express condition that certain performance tests are satisfied. Based upon the Company’s current information, it believes that the payments will be made.

NOTE 7: INTEGRATION ACTIVITIES

     In connection with its Plan, the Company has undertaken certain integration and restructuring activities to realign organizationally, eliminate excess capacity and streamline its operations and further enhance its off-shore service capabilities. As such, the Company has been and is in the process of closing certain operating locations. As of June 30, 2003 and December 31, 2002, the Company has accrued $0.3 million and $0.5 million, respectively, related to its commitment to these activities. As of June 30, 2003, the Company has substantially completed these activities. The Company’s remaining obligations related to these activities will be paid through the second quarter of 2004.

     During the second quarter of 2003, the Company announced and began the implementation of a plan to strategically re-brand its image and marketing activities consistent with its business process outsourcing offerings. In connection therewith, the Company strategically restructured its sales force and sales activities. The Company recorded a special charge of $0.5 million during the second quarter, which consisted principally of severance costs, related to its sales force restructuring. As of June 30, 2003, the Company had accrued $0.2 million related to its remaining obligations for this activity, which is expected to be paid throughout the remainder of 2003.

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

     At June 30, 2003, the Company has a provision for income taxes of $0.2 million for foreign and state income taxes.

     The Company’s management, in assessing the realizability of deferred tax assets, must consider whether it is more likely than not that part or all of the deferred tax assets may not be realized. This assessment includes consideration for the scheduled reversal of temporary taxable difference, projected future taxable income, and tax planning strategies. At June 30, 2003, due to the high degree of uncertainty surrounding their realizability, a full valuation allowance has been established on all of the deferred taxes.

NOTE 9: EARNINGS PER SHARE

     Basic earnings per share have been computed in accordance with SFAS No. 128, “Earnings per Share.” The weighted average common shares used for the three month and six month period ending June 30, 2003 were 30,045,000. This includes shares reserved for distribution under the Company’s Plan in addition to shares issued and outstanding as of June 30, 2003.

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

     The accompanying unaudited condensed consolidated financial statements of Lason, Inc. (together with its subsidiaries, “Lason” or the “Company”) have been prepared in conformity with generally accepted accounting principles for interim financial information, but not in conformity with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X, as the Company has not presented comparable information for the three and six month periods ending June 30, 2002.

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

     A Special Committee of the Company’s Board of Directors determined that these irregularities and deficiencies may have occurred during some periods between late 1997 and 1999. The Committee also found that the Company’s financial statements for at least the third quarter of 1999 requires restatement. The Committee and Company do not believe that any such irregularities have extended beyond the first half of 2000. The extent of any misstatements is still being investigated and evaluated by the Company. As a result, the Company’s financial statements for the years ended December 31, 2001 and December 31, 2000, have not been reviewed or audited by an independent public accounting firm and do not reflect the impact resulting from the correction of, if any, accounting irregularities or system deficiencies, which are under investigation. As such, the Company has not provided comparable financial information in this Form 10-Q for the three and six month periods ending June 30, 2002. Accordingly, the discussion of results of operations and liquidity and capital resources is limited to the three and six month periods ended June 30, 2003 or subsequent periods. As a result of adopting fresh start reporting, the Company believes the ultimate effects, if any, from the alleged accounting irregularities during 1997 – 1999, as discussed above, have been eliminated in the financial statements as of and for the three and six month periods ended June 30, 2003.

     On May 13, 2003, the Company announced its continued cooperation with the SEC and U.S. Attorney with respect to their investigations regarding accounting irregularities potentially affecting certain portions of the Company’s financial statements from 1997-1999. Based on the investigations, the SEC and U.S. Attorney respectively announced the filing of civil and criminal charges against three former employees of the Company. These actions were brought solely against and relate to the three individual former employees and are not against the Company itself. The SEC and U.S. Attorney are not bringing civil or criminal charges against the Company.

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

Results of Operations—Three and Six Months Ended June 30, 2003

     Consolidated net revenues were $43.2 and $87.2 million for the three and six months ended June 30, 2003. The Company’s revenues are generally based upon transaction volumes of information and data sent to it by third parties. For the most part, these volumes are not contractually required or guaranteed. In addition, the mix of the Company’s revenue is dependent upon the application or service being provided and can vary between project and recurring type work. In many cases, the work being performed by the Company for an individual customer contains elements of both project and recurring type work. Project work represents one-time services. Recurring work represents services being provided to a customer on a consistent basis that are generally under contract or have been regularly provided by the Company to the customer through a long standing relationship. Generally, the Company experienced lower transaction volumes from its customers during the first six months of 2003, consistent with the overall softness and lower growth rates in the U.S. economy as a whole.

     Gross profit was $11.3 and $22.9 million for the three and six months ended June 30, 2003. The Company’s cost of revenues consist primarily of wages and benefits to its employees, the cost of materials and equipment and other items related to directly providing services and products to its customers.

     Selling, general and administrative expenses were $10.4 and $21.6 million for the three and six months ended June 30, 2003. In connection with its Plan, the Company has undertaken certain integration and restructuring activities to realign organizationally, eliminate excess capacity and streamline its operations and further enhance its off-shore service capabilities. As such, the Company has been and is in the process of closing certain operating locations. As of June 30, 2003, the Company has accrued $0.3 million related to its commitment to these activities. The Company has substantially completed these activities as of June 30, 2003. The Company’s remaining obligations related to these activities will be paid through the second quarter of 2004. In addition, during the second quarter of 2003, the Company announced and began the implementation of a plan to strategically re-brand its image and marketing activities consistent with its business process outsourcing offerings. In connection therewith, the Company strategically restructured its sales force and sales activities. The Company recorded a special charge of $0.5 million during the second quarter, which consisted principally of severance costs, related to its sales force restructuring. As of June 30, 2003, the Company had accrued $0.2 million related to its remaining obligations for this activity, which is expected to be paid throughout the remainder of 2003. Included in the results of operations for the three and six months ended June 30, 2003 was approximately $0.6 and $1.3 million, respectively, in depreciation expense related to property and equipment.

     Net interest expense was $0.8 and $1.5 million for the three and six month periods ended June 30, 2003, respectively, consisting principally of interest on the Company’s Senior Notes.

     The provision for income taxes was approximately $0.1 and $0.2 million for the three and six month periods ended June 30, 2003, respectively, related to foreign and state income taxes.

Liquidity and Capital Resources

     At June 30, 2003, the Company had net working capital of $37.7 million, a current ratio of 2.3 to 1.0 and cash and cash equivalents of $24.4 million. The Company’s net senior debt (defined as total Senior Notes less cash and cash equivalents) was $19.5 million at June 30, 2003. The Company has funded its operations and integration and restructuring activities through a combination of cash from operations and net proceeds from sales of non-core assets. Net cash provided by operating activities for the six months ended June 30, 2003 was $2.1 million. The net cash used in operating activities was reduced by payments made with respect to the Company’s previous bankruptcy proceedings for professional and administrative fees, cure costs and other administrative type claims. These payments totaled approximately $0.6 million for the six month period ended June 30, 2003. The Company expects these payments to substantially decrease over time as certain administrative claims related to Company’s cases are settled. The Company estimates that its total remaining obligation related to these types of items is approximately $0.6 million at June 30, 2003 and that these will be paid over the remainder of 2003.

     Net cash used in investing activities totaled $1.3 million for the six months ended June 30, 2003. These funds were used for investments in capital assets. At June 30, 2003, the Company has completed its non-core asset divestiture program, which was committed to as part of its Plan of Reorganization. According to the terms of certain sale agreements, part of the consideration was deferred, contingent upon certain future events or structured as a future royalty. At June 30, 2003, the Company estimates that approximately $0.7 million in additional net proceeds from these sales could be received, primarily over the remainder of 2003 and first part of 2004. As called for under the Company’s Plan, most of the net cash proceeds are required to be applied as principal payments against the Company’s Senior Notes.

     The Company’s long term obligations as of June 30, 2003 consist of Senior Notes in the aggregate outstanding amount of $43.9 million, which are collateralized by a lien on all property of the Company, guarantees of certain of the Company’s subsidiaries, as well as pledges of the capital stock of certain subsidiaries and an unsecured, non-interest bearing Junior Note, in the principal amount of $2.8 million issued to certain key managers (who were also ex-owners of businesses acquired by Lason). The Senior Notes are supported by a Credit Agreement and bear interest at the prime rate (floating) plus 2.5 percent (6.50% at June 30, 2003). The Credit Agreement contains restrictions on acquisitions, disposition of assets, and the incurrence of other liabilities and contain certain financial covenants. In addition to quarterly principal payments, the Credit Agreement calls for principal reductions from net cash proceeds received from the sale or disposition of assets.

     The Junior Note Indenture Agreement provides that the principal payments will be made, subject to the express condition that certain performance tests are satisfied. Based upon the Company’s current information, it believes that the payments will be made.

     Management believes that it has sufficient liquidity through its cash from operations and cash on hand of $24.4 million at June 30, 2003 to meet its on-going business needs, including satisfying its long term obligations as they become due. The Company consistently monitors and evaluates its capital structure and options for maximizing the efficiency and availability of such. Should the Company require future financing, no assurances can be given that the terms or availability of such would be favorable to the Company.

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

     In April of 2003, the Company did an initial distribution of its common stock in accordance with the Plan and 26,672,344 shares were issued to the Senior Note holders, general unsecured creditors and management of the Company. The Company still has 3,327,656 shares reserved for distribution pending the final resolution of claims under its plan. The Company currently cannot speculate as to the ultimate completion date for the final issuance of the shares held in reserve, as such is dependent upon the litigation and settlement of claims in the Bankruptcy Court. The Company desires to complete this process as soon as reasonably practical.

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

Earnout Obligations

     In executing its acquisition strategy, the Predecessor generally entered into additional purchase price arrangements as part of the purchase agreement. Such additional purchase price arrangements would pay the former owner of the business additional amounts depending upon the post-acquisition performance of the business (i.e., an earnout). The Company’s financial obligation related to these agreements has been extinguished under the Plan, with the exception of those key manager claims that have been allowed and are represented by the Company’s Junior Note, in the principal amount of $2.8 million at June 30, 2003.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Lason has exposure to interest rate risk on its Senior Notes, which bear interest at a variable rate. Based on the Company’s outstanding balance on June 30, 2003 of $43.9 million, a one-percent increase or decrease in interest rates would decrease or increase, respectively, the Company’s pre-tax earnings and operating cash flows by appropriately $0.4 million on an annualized basis.

ITEM 4: CONTROLS AND PROCEDURES

     The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). These Rules refer to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and Our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”), and have concluded that our disclosure controls and procedures are effective in providing them with material information relating to the Company known to others within the Company which is required to be included in our periodic reports filed under the Exchange Act. Reference is made to: Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Fresh Start Reporting and Factors that Affect Comparability of Financial Information” for a discussion of the Company’s inability to provide comparable financial information in the Form 10-Q for the three and six month periods ending June 30, 2002.

     There have been no changes in the Company’s internal controls over financial reporting that occurred during the period this Form 10-Q was being prepared that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K

On May 6, 2003, the Company filed a Form 8-K disclosing in Item 5 thereof and including as an exhibit the press release announcing the issuance of 26,672,344 shares of its Common Stock.

On May 16, 2003, the Company filed a Form 8-K disclosing in Item 5 thereof and including as an exhibit the press release announcing its continued cooperation with the SEC and the U.S. Attorney with respect to their investigations regarding accounting irregularities potentially affecting certain portions of the Company’s financial statements from 1997-1999.

On May 19, 2003, the Company filed a Form 8-K disclosing in Item 9 thereof and including as an exhibit the press release announcing its results of operations for the first quarter ended March 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 14, 2003	LASON, INC.

	By:	/s/	RONALD D. RISHER

Chief Executive Officer; President and Director

	By:	/s/	DOUGLAS S. KEARNEY

Executive Vice President; Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.