Form 10-Q
period 2003-09-30
LASON INC
filed 2003-11-12
CIK 1020616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in the Rule 12b-2 of the Sarbanes-Oxley Act of 2002. Yes ☐ No ☒

     As of November 12, 2003, 3,267,656 shares of Common Stock, $.01 par value were reserved for issuance according to the Company’s Plan of Reorganization and 26,777,344 shares were issued and outstanding.

		Page No.

Table of Contents		1

Part I.	Item 1. Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2003 (Unaudited) and December 31, 2002	2

	Condensed Consolidated Statements of Income, Three Months Ended September 30, 2003 and 2002 and Nine Months Ended September 30, 2003 (Unaudited)	3

	Condensed Consolidated Statement of Cash Flows, Nine Months Ended September 30, 2003 (Unaudited)	4

	Condensed Consolidated Statement of Shareholders’ Equity, Nine Months Ended September 30, 2003 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6-9

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-14

	Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

	Item 4. Controls and Procedures	14

Part II.	Other Information

	Item 1. Legal Proceedings	16

	Item 6. Exhibits and Reports on Form 8-K	16

	Signatures	16

Exhibit Index		17

	First Amendment to the Credit Agreement	Exhibit 10.10

	Certification of Chief Executive Officer	Exhibit 31.1

	Certification of Chief Financial Officer	Exhibit 31.2

	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Exhibit 32.1

PART I.    ITEM 1.    FINANCIAL STATEMENTS

LASON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2003 and December 31, 2002
(In thousands, except for shares)

	September 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Cash and cash equivalents	$11,631	$25,931
Accounts receivable (net of allowance of $2,573 and $4,010, respectively)	31,431	35,962
Supplies	3,279	4,021
Prepaid expenses and other	7,022	5,440

Total current assets	53,363	71,354
Property and equipment (net of accumulated depreciation of $3,051 and $1,199, respectively)	6,056	6,193
Other	155	—

Total assets	$59,574	$77,547

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$6,911	$7,095
Accrued expenses	10,876	14,094
Customer deposits	3,156	2,557
Deferred revenue	2,058	2,892
Current portion of long-term obligations	4,402	3,372

Total current liabilities	27,403	30,010
Long-term obligations	29,021	45,001

Total liabilities	56,424	75,011

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 3,267,656 shares reserved for issuance and 26,777,344 shares issued and outstanding	300	300
Additional paid-in capital	1,565	1,565
Retained earnings	1,285	671

Total stockholders’ equity	3,150	2,536

Total liabilities and stockholders’ equity	$59,574	$77,547

The accompanying Notes are an integral part of the condensed consolidated financial statements.

LASON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts, Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003

Revenues	$41,474	$50,322	$128,696
Cost of revenues	29,876	35,463	94,161

Gross profit	11,598	14,859	34,535

Selling, general and administrative expenses	9,718	13,565	31,366

Income from operations	1,880	1,294	3,169

Net interest expense	758	815	2,268

Income from operations before income taxes	1,122	479	901

Provision for income taxes	90	—	287

Net income	1,032	479	$614

Basic and diluted income per common share	0.03	0.02	$0.02

The accompanying Notes are an integral part of the condensed consolidated financial statements.

LASON, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2003
(In thousands, Unaudited)

Nine Months Ended
September 30,
2003

Cash Flows Provided by Operating Activities	$2,754 [1]

Cash Flows From Investing Activities:
Net cash used in investing activities, property and equipment	(1,926)

Cash Flows From Financing Activities:
Net cash used in financing activities, repayment of long-term obligations	(15,128)

Net decrease in cash and cash equivalents	(14,300)
Cash and cash equivalents at beginning of period	25,931

Cash and cash equivalents at end of period	$11,631

The accompanying Notes are an integral part of the condensed consolidated financial statements.

1 During the first nine months of 2003, approximately $0.8 million of cash used in operating activities related primarily to payments made with respect to the Predecessor’s bankruptcy proceedings for professional and administrative fees, cure costs and other administrative type claims which were accrued as of June 30, 2002.

LASON, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2003
(In thousands, except for shares, Unaudited)

	Common Stock		Additional
			Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total

Balances at January 1, 2003	30,045,000	$300	$1,565	$671	$2,536
Net income	—	—	—	614	614

Balances at September 30, 2003	30,045,000	$300	$1,565	$1,285	$3,150

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

NOTE 2: BASIS OF PRESENTATION

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments, of a normal recurring nature, necessary to present fairly its financial position as of September 30, 2003 and the results of operations for the three months ended September 30, 2003 and 2002 and nine months ended September 30, 2003. Results of operations for interim periods may not be indicative of future results.

     The accompanying unaudited condensed consolidated financial statements of Lason have been prepared in conformity with generally accepted accounting principles for interim financial information, but not in conformity with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X, as the Company has not presented comparable information for the nine month period ended September 30, 2002.

     As previously disclosed, in Lason’s Form 8-K filed on March 26, 2001, the Company informed the U.S. Securities and Exchange Commission (“SEC”) and U.S. Attorney for the Eastern District of Michigan (“U.S. Attorney”) of accounting irregularities and system deficiencies that affected certain portions of the Predecessor’s financial statements. On May 13, 2003, the Company announced its continued cooperation with the SEC and U.S. Attorney with respect to their investigations regarding accounting irregularities potentially affecting certain portions of the Predecessor’s financial statements from 1997-1999. Based on the investigations, the SEC and U.S. Attorney respectively announced the filing of civil and criminal charges against former employees of Lason. These actions were brought solely against and relate to the former employees and are not against the Company itself. The SEC and U.S. Attorney are not bringing civil or criminal charges against the Company.

     As a result of adopting fresh start reporting on July 1, 2002, the Company believes the ultimate effects, if any, from the alleged accounting irregularities during 1997 — 1999, as discussed above, have been eliminated in the financial statements as of and for the three months ended September 30, 2003 and 2002 and for the nine month period ended September 30, 2003. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the six month period ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003.

NOTE 3: NEW ACCOUNTING STANDARDS

     In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 applies to costs associated with an exit activity (including a restructuring) or with a disposal of long-lived assets. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. A liability is incurred when an event obligates the entity to transfer or use assets. Under current accounting guidance, a liability can be recorded when management has committed to an exit plan. The requirements under SFAS No. 146 are effective prospectively for exit and disposal activities initiated subsequent to December 31, 2002. Restatement of previously issued financial statements is not permitted. The Company adopted SFAS No. 146 during the first quarter of fiscal year 2003 and it did not have a material impact on our financial position or results of operations.

NOTE 4: LONG TERM OBLIGATIONS

     In September of 2003, the Company amended its Credit Agreement with the holders of its Senior Notes via the First Amendment to the Credit Agreement (the “Amendment”). Under the terms of the Amendment, the holders of the Company’s Senior Notes agreed to bifurcate such notes into a new $10 million revolving credit facility and a $32 million term loan obligation. The Amendment leaves unchanged the maturity date of the Credit Agreement, as applicable to the term loan. The revolving credit facility matures on December 31, 2005. These obligations are collateralized by a lien on all property of the Company, guaranties of certain of the Company’s subsidiaries, as well as pledges of the capital stock of certain subsidiaries. Borrowings under the revolving credit facility and the term loan obligation bear interest at a rate of prime (floating) plus 2.5 percent (6.50% and 6.75% at September 30, 2003 and December 31, 2002, respectively). The Credit Agreement and Amendment contain restrictions on acquisitions, disposition of assets, and the incurrence of other liabilities and contain certain financial covenants related to minimum EBITDA, liquidity, ratio of earnings to fixed charges and certain restrictions on capital expenditures. At September 30, 2003, the Company had $4 million outstanding on its $10 million revolving credit facility.

     The Company’s long-term obligations also included a unsecured, non-interest bearing Junior Note issued to certain key managers (who were also ex-owners of businesses acquired by Lason).

     The term loan calls for quarterly principal payments with final maturity at June 30, 2007, as follows (in thousands):

2003	$4,000
2004	4,000
2005	4,000
2006	4,000
2007	11,109

Total	$27,109

     In addition to the quarterly principal payments, the Credit Agreement calls for principal reductions from net cash proceeds received from the sale or disposition of assets.

     The Junior Note calls for semi-annual principal payments with final maturity at December 31, 2006, as follows (in thousands):

2003	$312
2004	624
2005	624
2006	1,246

Total	$2,806

Unamortized Discount at September 30, 2003	(491)

Junior Note Balance	$2,415

     The Junior Note Indenture provides that the principal payments outlined above will be made, subject to the express condition that certain performance tests are satisfied. Based upon the Company’s current information, it believes that the performance tests will be satisfied and payments will be made.

NOTE 5: INTEGRATION ACTIVITIES

     The Company has undertaken certain integration and restructuring activities to realign organizationally, eliminate excess capacity and streamline its operations and further enhance its off-shore service capabilities. As such, the Company has been and is in the process of closing certain operating locations. As of September 30, 2003 and December 31, 2002, the Company has accrued $0.2 million and $0.5 million, respectively, related to its commitment to these activities. As of September 30, 2003, the Company has substantially completed these activities. The Company’s remaining obligations related to these activities will be paid through the second quarter of 2004.

     During the second quarter of 2003, the Company announced and began the implementation of a plan to strategically re-brand its image and engage in marketing activities consistent with its business process outsourcing offerings. In connection therewith, the Company strategically restructured its sales force and sales activities. The Company recorded a special charge of $0.5 million during the second quarter, which consisted principally of severance costs related to its sales force restructuring. As of September 30, 2003, the Company had accrued $0.1 million related to its remaining obligations for this activity, which is expected to be paid throughout the remainder of 2003.

NOTE 6: INCOME TAXES

     In connection with the Company’s previous Plan of Reorganization, a gain on cancellation of indebtedness was realized in the amount of approximately $272.3 million. The ultimate gain realized by the Company will depend upon the final resolution of claims in the Bankruptcy Court and could vary from that currently realized. This gain was not taxable since the gain resulted from reorganization under the Bankruptcy Code. On January 1, 2003, the Company was required to reduce all of the net operating loss carry forwards (“NOLs”) and certain tax credits and tax basis in assets in an amount equal to such gain on extinguishment.

     The reorganization of the Company on the Effective Date of the Plan, July 1, 2002, constituted an ownership change under Section 382 of the Internal Revenue Code. Consequently, the use of any of the NOLs and tax credits generated prior to the ownership change, which are not reduced pursuant to the provisions discussed above, will be subject to an annual limitation.

     At September 30, 2003, the Company recorded a provision for income taxes of $0.3 million for foreign and state income taxes.

     The Company’s management, in assessing the realizability of deferred tax assets, must consider whether it is more likely than not that part or all of the deferred tax assets may not be realized. This assessment includes consideration for the scheduled reversal of temporary taxable differences, projected future taxable income, and tax planning strategies. At September 30, 2003, due to the high degree of uncertainty surrounding their realizability, a full valuation allowance has been established on all of the deferred tax assets.

NOTE 7: EARNINGS PER SHARE

     Basic earnings per share have been computed in accordance with SFAS No. 128, “Earnings per Share.” The weighted average common shares used for the three and nine month periods ending September 30, 2003 were 30,045,000 and 30,030,000 for the three month period ended September 30, 2002. This includes shares reserved for distribution under the Company’s Plan, in addition to shares issued and outstanding as of September 30, 2002 and September 30, 2003.

NOTE 8: COMMITMENTS AND CONTINGENCIES

     The Company is a defendant in an adversary proceeding in the Bankruptcy Court for the District of Delaware in

Wilmington (the “Court”). The plaintiff is Ark 2000-1 CLO, Limited (“Ark”), one of the Company’s senior note holders. The nature of the dispute is over certain provisions in the Company’s Pre-petition Credit Agreements and Plan, which call for the sharing of net proceeds from certain designated asset sales between the Company and the senior note holders. The net proceeds in dispute are approximately $1.7 million, of which approximately $1.5 million is currently being held in escrow by the Pre-petition Agent. On October 15, 2003, the Court ruled in favor of the Company, denying the plaintiffs’ motion and any claim by the plaintiff’s to the escrowed proceeds. On October 24, 2003 Ark filed a motion before the Court, asking it to reconsider its ruling. The Company believes the plaintiffs’ arguments are without merit and it is vigorously defending itself in this matter. Any unfavorable outcome or settlement, if any, in this matter would result in a non-cash charge to current earnings.

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

Fresh Start Reporting and Factors that Affect Comparability of Financial Information

As previously disclosed in prior SEC filings, the Debtors emerged from Chapter 11 bankruptcy proceedings on July 1, 2002, which for financial reporting purposes, the Company deemed the Effective Date of the Plan. Fresh start reporting has been implemented as of the Effective Date and accordingly, at such date, all assets and liabilities of the Debtors were restated to their respective fair values. For financial reporting purposes references to “Predecessor” refer to “Old Lason” on and prior to June 30, 2002. References to “Successor” refer to “New Lason” on and after July 1, 2002, after giving effect to the implementation of fresh start reporting. Successor financial statements are therefore not comparable to Predecessor financial statements. The accompanying unaudited condensed consolidated financial statements of Lason have been prepared in conformity with generally accepted accounting principles for interim financial information, but not in conformity with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X, as the Company has not presented comparable information for the nine month period ending September 30, 2002.

     As previously disclosed, in Old Lason’s Form 8-K filed on March 26, 2001, the Company informed the U.S. Securities and Exchange Commission (“SEC”) and U.S. Attorney for the Eastern District of Michigan (“U.S. Attorney”) of accounting irregularities and system deficiencies that affected certain portions of the Predecessor’s financial statements. On May 13, 2003, the Company announced its continued cooperation with the SEC and U.S. Attorney with respect to their investigations regarding accounting irregularities potentially affecting certain portions of the Predecessor’s financial statements from 1997-1999. Based on the investigations, the SEC and U.S. Attorney respectively announced the filing of civil and criminal charges against former employees of Old Lason. These actions were brought solely against and relate to the former employees and are not against the Company itself. The SEC and U.S. Attorney are not bringing civil or criminal charges against the Company.

     As a result of adopting fresh start reporting, the Company believes the ultimate effects, if any, from the alleged accounting irregularities during 1997 - 1999, as discussed above, have been eliminated in the financial statements as of and for the three and nine month periods ended September 30, 2003 and the three month period ended September 30, 2002.

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

Results of Operations — Three Months Ended September 30, 2003 Compared with Three Months Ended September 30, 2002

     Consolidated net revenues were $41.5 million for the three months ended September 30, 2003 as compared to $50.3 million for the three months ended September 20, 2002. The decrease is due primarily to customers that elected to pursue strategic re-sourcing alternatives following the Company’s emergence from its previous Chapter 11 proceedings. The Company’s revenues are generally based upon transaction volumes of information and data sent to it by third parties. For the most part, these volumes are not contractually required or guaranteed. In addition, the mix of the Company’s revenue is dependent upon the application or service being provided and can vary between project and recurring type work. In many cases, the work being performed by the Company for an individual customer contains elements of both project and recurring type work. Project work represents one-time services. Recurring work represents services being provided to a customer on a consistent basis that are generally under contract or have been regularly provided by the Company to the customer through a long standing relationship.

     Gross profit was to $11.6 million for the three months ended September 30, 2003 as compared to $14.9 million for the three months ended September 30, 2002. Gross profit as a percentage of net revenues was 28.0 percent for the three months ended September 30, 2003 versus 29.5 percent for the three months ended September 30, 2002. The decrease in gross profit and gross margin percentage is due principally to lower revenue levels and the mix of applications or services provided. The Company’s cost of revenues consist primarily of wages and benefits to its employees, the cost of materials and equipment and other items related to directly providing services and products to its customers.

     Selling, general and administrative expenses decreased $3.8 million to $9.7 million or 23.4 percent of net revenues for the three months ended September 30, 2003 from $13.6 million or 27 percent of net revenues for the three months ended September 30, 2002. The reduction of $3.8 million and reduction as a percent of revenues from 27.0 percent to 23.4 percent for the three months ended September 30, 2003 compared to the three months ended September 30, 2002 is due principally from the Company’s previously disclosed integration and restructuring activities to eliminate excess capacity, streamline operations and re-alignment of its sales force and sales activities. Included in the results of operations for the three months ended September 30, 2003 and 2002 was approximately $0.6 and $0.6 million, respectively, in depreciation expense related to property and equipment.

     Net interest expense was $0.8 million and $0.8 million for the three months ended September 30, 2003 and three months ended September 30, 2002, respectively, consisting principally of interest on the Company’s long term obligations.

     The provision for income taxes increased approximately $0.1 million for the three months ended September 30, 2003 due to the reduction in net operating loss carryforwards on January 1, 2003. The provision is primarily related to foreign and state income taxes.

     Net income for the three months ended September 30, 2003 was $1.0 million, an increase of $0.5 million or 100% in comparison to net income of $0.5 million for the three months ended September 30, 2002.

Results of Operations — Nine Months Ended September 30, 2003

     Consolidated net revenues were $128.7 million for the nine months ended September 30, 2003. The Company’s revenues are generally based upon transaction volumes of information and data sent to it by third parties. For the most part, these volumes are not contractually required or guaranteed. In addition, the mix of the Company’s revenue is dependent upon the application or service being provided and can vary between project and recurring type work. In many cases, the work being performed by the Company for an individual customer contains elements of both project and recurring type work. Project work represents one-time services. Recurring work represents services being provided to a customer on a consistent basis that are generally under contract or have been regularly provided by the Company to the customer through a long standing relationship.

     Gross profit was $34.5 million for the nine months ended September 30, 2003 or 26.8 percent of net revenues. The Company’s cost of revenues consist primarily of wages and benefits to its employees, the cost of materials and equipment and other items related to directly providing services and products to its customers.

     Selling, general and administrative expenses were $31.3 million or 24.4 percent of net revenue for the nine months ended September 30, 2003. As previously disclosed, the Company has undertaken certain integration and restructuring activities to realign organizationally, eliminate excess capacity and streamline its operations and further enhance its off-shore service capabilities. As such, the Company has been and is in the process of closing certain operating locations. As of September 30, 2003, the Company has accrued $0.2 million related to its commitment to these activities. The Company’s remaining obligations related to these activities will be paid through the second quarter of 2004.

     In addition, during the second quarter of 2003, the Company announced and began the implementation of a plan to strategically re-brand its image and marketing activities consistent with its business process outsourcing offerings. In connection therewith, the Company strategically restructured its sales force and sales activities. The Company recorded a special charge of $0.5 million during the nine months ended September 30, 2003, which consisted principally of severance costs, related to its sales force restructuring. As of September 30, 2003, the Company had accrued $0.1 million related to its remaining obligations for this activity, which is expected to be paid throughout the remainder of 2003. Included in the results of operations for the nine months ended September 30, 2003 was approximately $1.9 million, in depreciation expense related to property and equipment.

     Net interest expense was $2.3 million for the nine months ended September 30, 2003, consisting principally of interest on the Company’s long-term obligations.

     The provision for income taxes was approximately $0.3 million for the nine months ended September 30, 2003, related principally to foreign and state income taxes.

     Net income for the nine months ended September 30, 2003 was $0.6 million.

Liquidity and Capital Resources

     At September 30, 2003, the Company had net working capital of $26.0 million and cash and cash equivalents of $11.6 million. The Company’s net senior debt (defined as total term loan and revolving credit borrowings less cash and cash equivalents) was $19.5 million at September 30, 2003. In addition, at September 30, 2003, the Company has $6.0 million of availability on its revolving credit facility. At December 31, 2002, the Company had working capital of $41.3 million including cash and cash equivalents of $25.9 million. The Company has used its excess working capital, principally its excess cash as of December 31, 2002, to pay down its long-term debt, which is expected to result in savings of approximately $1.0 million in interest costs annually. The Company has funded its operations and integration and restructuring activities through a combination of cash from operations and net proceeds from sales of non-core assets. Net cash provided by operating activities for the nine months ended September 30, 2003 was $2.8 million. The net cash provided by operating activities was reduced by payments made with respect to the Company’s previous bankruptcy proceedings for professional and administrative fees, cure costs and other administrative type claims. These payments totaled approximately $0.8 million for the nine month period ended September 30, 2003. The Company expects these payments to substantially decrease over time as certain administrative claims related to Company’s cases are settled. The Company estimates that its total remaining obligation related to these types of items is approximately $0.4 million at September 30, 2003 and that these will be paid over the remainder of 2003. In addition, the net cash provided by operating activities was reduced by $0.7 million related to the payment of costs and obligations associated with the Company’s previously mentioned integration and restructuring activities.

     Net cash used in investing activities totaled $1.9 million for the nine months ended September 30, 2003. These funds were used for investments in capital assets.

     In September of 2003, the Company amended its Credit Agreement with the holders of its Senior Notes via the First Amendment to the Credit Agreement (the “Amendment”). Under the terms of the Amendment, the holders of the Company’s Senior Notes agreed to bifurcate such notes into a new $10 million revolving credit facility and a $32 million term loan obligation. The Amendment leaves unchanged the maturity date of the Credit Agreement, as applicable to the term loan. The revolving credit facility matures on December 31, 2005. Such obligations are collateralized by a lien on all property of the Company, guaranties of certain of the Company’s subsidiaries, as well as pledges of the capital stock of certain subsidiaries. Borrowings under the revolving credit facility and term loan obligation bear interest at a rate of prime (floating) plus 2.5 percent (6.50% and 6.75% at September 30, 2003 and December 31, 2002, respectively). The Credit Agreement and Amendment contain restrictions on acquisitions, disposition of assets, and the incurrence of other liabilities and contain certain financial covenants related to minimum EBITDA, liquidity, ratio of earnings to fixed charges, and cash-flow levels and certain restrictions on capital expenditures. At September 30, 2003, the Company had $6 million of availability on its $10 million revolving credit facility.

     The Junior Note Indenture provides that the principal payments will be made, subject to the express condition that certain performance tests are satisfied. Based upon the Company’s current information, it believes that the performance tests will be satisfied and the payments will be made.

     Management believes that it has sufficient liquidity through its cash from operations, cash on hand of $11.6 million and $6.0 million of revolving credit availability at September 30, 2003 to meet its on-going business needs, including satisfying its long term obligations as they become due. The Company consistently monitors and evaluates its capital structure and options for maximizing the efficiency and availability of such. Should the Company require future financing, no assurances can be given that the terms or availability of such would be favorable to the Company.

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

Effect of Potential Fluctuations in Quarterly Operating Results; Seasonality

     The Company has experienced, and in the future may experience, significant quarter to quarter fluctuations in its operating results. Quarterly operating results may fluctuate as a result of a variety of factors, including but not limited to, the size and timing of customer contracts, changes in customer budgets, variations in the cost of temporary labor and paper, the integration of acquired businesses into the Company’s operations, the demand for the Company’s services, the timing and introduction of new services, the market acceptance of new services, the introduction and timing of new services by the Company’s competitors, competitive conditions in the industry and general economic conditions. The Company’s business is also typically seasonal as sales and profitability are generally lower during the fourth quarter of the year. Negative trends or variations in these items could have a material adverse effect on the Company’s business, financial condition or results of operations.

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

Speculative Nature of Common Stock; Lack of Trading Market; Issuance to Disbursing Agent

     The Company has made distributions of its common stock in accordance with its Plan of Reorganization. 26,732,344 shares have been issued to the Senior Note holders, general unsecured creditors and management of the Company. The Company has 3,267,656 shares currently reserved for distribution pending the final resolution of claims under its Plan. The Company currently cannot speculate as to the ultimate completion date for the final issuance of the shares held in reserve, as such is dependent upon the litigation and settlement of claims in the Bankruptcy Court. The Company desires to complete this process as soon as reasonably practical.

     There is currently no trading market for the Common Stock. There can be no assurance regarding the future development of a market for or as to the liquidity of the Common Stock now or when all of the shares are distributed. The Company is currently not in compliance with certain regulations of the SEC necessary for its securities to be listed and traded on a national securities exchange or on NASDAQ. The Company cannot provide any assurances as to if or when it would meet such requirements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Lason has exposure to interest rate risk on its term loan and revolving credit facility, which bear interest at a variable rate. Based on the Company’s outstanding obligations for these items on September 30, 2003, a one-percent increase or decrease in interest rates would decrease or increase, respectively, the Company’s pre-tax earnings and operating cash flows by appropriately $0.3 million on an annualized basis.

ITEM 4: CONTROLS AND PROCEDURES

     The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). These Rules refer to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and Our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”), and have concluded that our disclosure controls and procedures are effective in providing them with material information relating to the Company known to others within the Company which is required to be included in our periodic reports filed under the Exchange Act. Reference is made to: “Note 2: Basis of Presentation” and “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Fresh Start Reporting and Factors that Affect Comparability of Financial Information” for a discussion of the Company’s inability to provide comparable financial information in the Form 10-Q for the nine month period ended September 30, 2002.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     The Company is a defendant in an adversary proceeding in the Bankruptcy Court for the District of Delaware in Wilmington (the “Court”). The plaintiff is Ark 2000-1 CLO, Limited (“Ark”), one of the Company’s senior note holders. The nature of the dispute is over certain provisions in the Company’s Pre-petition Credit Agreements and Plan, which call for the sharing of net proceeds from certain designated asset sales between the Company and the senior note holders. The net proceeds in dispute are approximately $1.7 million, of which approximately $1.5 million is currently being held in escrow by the Pre-petition Agent. On October 15, 2003, the Court ruled in favor of the Company, denying the plaintiffs’ motion and any claim by the plaintiff’s to the escrowed proceeds. On October 24, 2003 Ark filed a motion before the Court, asking it to reconsider its ruling. The Company believes the plaintiffs’ arguments are without merit and it is vigorously defending itself in this matter. Any unfavorable outcome or settlement, if any, in this matter would result in a non-cash charge to current earnings.

     Various other claims have been made against the Company in the normal course of business which management believes will not have a material adverse effect on the Company’s business, financial condition or results of operations.

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits

	10.10	First Amendment to the Credit Agreement
	31.1	Certification of Chief Executive Officer
	31.2	Certification of Chief Financial Officer
	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K

On August 19, 2003, the Company filed a Form 8-K disclosing in Item 12 thereof and including as an exhibit in Item 7 thereof, the press release announcing its results of operations for the second quarter ended June 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 12, 2003		LASON, INC.

	By:	/s/ RONALD D. RISHER

Chief Executive Officer; President and Director

	By:	/s/ DOUGLAS S. KEARNEY

Executive Vice President; Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit	Description

10.10	First Amendment to the Credit Agreement

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.