Form 10-K
period 2003-12-31
LASON INC
filed 2004-03-29
CIK 1020616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 000-21407

LASON, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	38-3214743 (I.R.S. Employer identification number)

1305 Stephenson Highway, Troy, Michigan (Address of principal executive offices)	48083 (Zip Code)

Telephone: (248) 837-7100
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Exchange Act: None

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

Common Stock, Par Value $0.01 per share
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐       No ☒

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       ☐

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of June 30, 2003:

     As of June 30, 2003 there is no market for registrant’s common stock.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐       No ☒

     Indicate by check mark whether the registrant has filed all documents and report required to be filed by Sections 12,13,or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐       No ☒

     As of March 29, 2004, 3,267,656 shares of Common Stock, $.01 par value were reserved for issuance according to the Company’s Plan of Reorganization and 26,777,344 shares were issued and outstanding.

     Portions of the definitive 2004 Proxy Statement which is required to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with a 2004 Annual Meeting of Stockholders are incorporated by reference into Part III as set forth in Part III. Such definitive Proxy Statement or an amendment to this report on Form 10-K containing the information to be incorporated by reference will be filed with the Commission not later than 120 days after the conclusion of registrant’s fiscal year ended December 31, 2003.

FORWARD-LOOKING STATEMENTS
PART I
PART II
PART III
SIGNATURES
POWER OF ATTORNEY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Certified Public Accountants
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
CONSOLIDATED STATEMENT OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Subsidiaries
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certification Pursuant to 18 U.S.C. Section 1350

FORWARD-LOOKING STATEMENTS

     Lason may from time to time provide information including certain statements included in or incorporated by reference in this Form 10-K which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those forward-looking statements include the intent, belief or current expectations of the Company and its management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward looking statements are: (1) important information is of a preliminary basis and subject to further adjustment, (2) the assimilation of business units, (3) the economic, political and regulatory environment, (4) competitive risks and uncertainties, (5) dependence on key customers and management, (6) fluctuations in paper prices, (7) price and availability of qualified temporary labor, (8) reliability of Company data, (9) changes in the business outsourcing industry, (10) management’s ability to implement its business plan, (11) the financial and legal effect of any outstanding litigation, (12) ultimate resolution and settlement of administrative and priority claims, including priority tax claims, whether known or unknown as a result of the Company’s previous Chapter 11 filing, (13) status of the Company’s financing, (14) other important factors beyond the control of Lason and (15) other risks identified from time to time in the Company’s reports and registration statements filed with the Securities and Exchange Commission. Actual future results may vary significantly from those set forth herein. These forward-looking statements represent the Company’s judgment as of the date hereof. The Company disclaims, however, any intent or obligation to update its forward-looking statements.

PART I

Item 1: Business

     General

     Lason, Inc., a Delaware corporation, was formed in 1995. Lason is a leading provider of integrated information outsourcing solutions through in excess of 55 locations and facilities management sites in 22 states, India, China (service relationship), Mexico and Canada. The Company serves over 3,500 active customers primarily in the healthcare, financial services, government and manufacturing and industrial vertical markets. The Company’s core competency resides in its ability to enhance the performance of its customers’ business by outsourcing their non-core business processes and back office operations. The Company’s primary services are data, document and image capture, web-based document repository services via its Document DNA™ (digital network access) product, analog services, on-site facilities management, print and mail type services, database management and other professional services. The Company’s service capabilities across a broad range of data and media types allows its customers to fulfill their business process and information outsourcing needs with a single vendor regardless of geography. Lason’s capability to capture, manage and output information includes both traditional and digital services that support customer migration to new technologies including internal-based applications.

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

     Customers

     The Company currently has over 3,500 active customers primarily in the healthcare, financial services, governmental, transportation, manufacturing, retailing and professional services vertical markets. The Company services accounts of all sizes, from small business and professional groups to Fortune 100 companies. No single customer accounted for more than ten percent of the Company’s total consolidated net revenues for the year ended December 31, 2003 and the six month period ended December 31, 2002.

     Competition

     The business process outsourcing industry, in which the Company competes, is a highly fragmented and competitive industry. A significant source of competition is the in-house document handling capability of the Company’s target customer base. In addition, with respect to those services that are outsourced, the Company has a variety of competitors, including large national or multinational companies, which vary by market segment and services provided, and small regional or local companies. The Company’s businesses compete on the basis of price, service, quality, security, and innovation. As a result of this competitive environment the Company may lose customers or have difficulty acquiring new customers, which may adversely affect its operations.

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

     Employees

     As of March 29, 2004, the Company had approximately 2,700 employees, including approximately 1,200 in foreign countries. No domestic employees of the Company are represented by a labor union, however, some foreign employees are represented by local labor unions in certain countries. The Company considers its relationship with its employees to be good. The Company further has relationships and access to an additional 4,000 individuals (i.e., business associates) located in certain foreign countries.

     Executive Officers of the Registrant

     The following table sets forth certain information concerning the Company’s executive officers as of March 29, 2004:

Name	Age	Position	Executive Officer Since
Ronald D. Risher	47	President, Chief Executive Officer and Director	2001

Douglas S. Kearney	35	Executive Vice President, Chief Financial Officer and Secretary	2001

Michael H. Riley	56	Executive Vice President	2001

Thomas W. Denomme	43	Executive Vice President Operations, Chief Information Officer	2001

Kenneth L. Shaw	56	Executive Vice President of Human Resources	2001

Trevor G. Brown	45	Chief Marketing Officer	2003

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

     Michael H. Riley was appointed Executive Vice President in September 2001. Mr. Riley was previously the President of Imaging Services and the Products Division, as well as responsible for all of Lason’s strategic marketing efforts. Mr. Riley joined Lason in 1997 as part of the Image Conversion Systems acquisition where he served as Executive Vice President. Prior to joining Image Conversion Systems, Mr. Riley served in positions including President of the Strategic Partners Group and Senior Vice President of Marketing and Product Development of Anacomp, Inc. Mr. Riley recently served a three-year term on the board of directors of AIIM, the prominent industry trade group. Mr. Riley holds a liberal arts degree from the University of Massachusetts.

     Thomas W. Denomme was appointed Executive Vice President, Chief Information Officer and President of Lason’s Output Services Division in July 2002. Prior to joining Lason in December 2000, Mr. Denomme was a principal with Franklin Advisors, L.L.C., a Michigan limited liability company, formed in 2000 providing executive management and consulting services. Mr. Denomme previously was employed by IBP, Inc. from 1986 to 2000. During this period of time he held various operational, financial, and strategic positions including Vice President and Controller of IBP Foods Inc., a subsidiary of IBP, Inc., Vice President of Product Management, and Vice President of Planning and Integration at Thorn Apple Valley, Inc., which was acquired by IBP in 1999. Mr. Denomme holds an executive MBA from Michigan State University’s Advanced Management Program.

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

     Trevor G. Brown was appointed Chief Marketing Officer in November 2003. Mr. Brown joined the Company in 1998 as Vice-President of Sales for the Southeast Region. Prior to joining the Company, Mr. Brown served in numerous senior international sales and marketing management roles with Danka from 1996 to 1997, Eastman Kodak from 1987 to 1995 and Olivetti-FileNet from 1986 to 1987 and has over twenty years experience in the Information Technology industry. Mr. Brown, a native of England, holds a BSC Honors in Management Sciences from The University of Manchester Institute of Technology and is a member of The Institute of Marketing.

     Risk Factors

     If any of the following risks actually occur, the Company’s business, financial condition or results of operations could be negatively impacted. You should also refer to the other information contained in this report and incorporated in this report by reference, including our consolidated financial statements and the related notes.

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

     Effect of Potential Fluctuations in Quarterly Operating Results; Seasonality

     The Company has experienced, and in the future may experience, significant quarter to quarter fluctuations in its operating results. Quarterly operating results may fluctuate as a result of a variety of factors, including but not limited to, the size and timing of customer contracts, changes in customer budgets, variations in the cost of temporary labor and paper, the demand for the Company’s services, the timing and introduction of new services, the market acceptance of new services, the introduction and timing of new services by the Company’s competitors, competitive conditions in the industry and general economic conditions. The Company’s businesses are also typically seasonal as sales and profitability are typically lower during the fourth quarter of the year. Negative trends or variations in these items could have a material adverse effect on the Company’s business, financial condition or results of operations.

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

     Risk of Business Interruptions and Dependence on Single Facilities for Certain Services

     The Company believes that its ability and its future ability to retain customers has been due to and will continued to be dependent upon the continued delivery of prompt, efficient, high value services to its customers. Certain of the Company’s operations are performed at a single location and are dependent on continuous computer, electrical, telephone and data communication service. As a result, any disruption of the Company’s day-to-day operations could have a material adverse effect upon the Company. There can be no assurance that a fire, flood, earthquake, power loss, phone or data service loss or other disaster affecting one or more of the Company’s facilities would not disable these functions. Any significant damage to any such facility or other failure that causes significant interruptions in the Company’s operations may not be covered by insurance and could have a material adverse effect on the Company’s business, financial condition or results of operations.

     Lack of Continued Growth in the Business Process Outsourcing Industry

     The Company believes, based upon independent market research, that the business process outsourcing market will continue to experience growth for the next several years. The industry growth assumptions are based upon, among other things, the continued advancement of technology, increased government regulations regarding document retention, increased customer expectations regarding low-cost and efficient electronic access to records and a continued focus on business and profit enhancement though outsourcing of non-core activities. There can be no assurance that these factors will ultimately facilitate industry growth or that other foreseen or unforeseen changes in the market dynamics will not negatively impact projected market growth. Any negative impact upon general market trends for the business process outsourcing industry will have a material adverse effect on the Company’s business, financial condition and results of operations.

     HIPPA Regulations

     As a result of statutory authority granted pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the United States Department of Health and Human Services has issued regulations regarding the use and disclosure of personal health information by health care providers, health plans, and certain other “covered entities” operating in the health care industry. The HIPAA regulations require covered entities to take steps to maintain the privacy and security of personal health information. While the Company is not a “covered entity” directly governed by these regulations, many of its customers are covered entities under the HIPAA regulations and these customers are required to adjust their business arrangements to comply with HIPAA. These customers will be required to enter into “business associate arrangements” with the Company that conform to the requirements of HIPAA. The requirements of HIPAA, and the costs of complying with HIPAA, may adversely affect the business operations of these customers, which could have a negative impact on the Company’s business operations. Furthermore, the requirements of the “business associate arrangements,” and the changes the Company will have to make in its operations to comply with such agreements, will increase the Company’s costs of operations. To the extent the Company is unable to comply with the provisions of such agreements, it could lose the business generated by those clients or could be subject to damages for violation of its business associate agreements with those clients.

     Future Financial Covenants

     Under the Company’s First Amendment to the Credit Agreement, it is subject to certain reporting requirements and financial covenants, including requirements that it maintain minimum levels of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and cash-flow and certain other restrictions. Certain of these covenants become more restrictive over time. The Company is currently in compliance with such covenants as of December 31, 2003. While it is currently in compliance with such covenants, an erosion of its business could place the Company out of compliance in the future. Potential remedies for the lenders include declaring all outstanding amounts immediately payable, terminating commitments and enforcing any liens; however, in the event of any future noncompliance the Company would seek a waiver from such lenders related to these types of technical covenant violations.

     International Operations

     The Company operates in four countries outside the United States: India, China (service relationship), Mexico and Canada. Political and economic instability in these countries could have a material adverse impact on the Company’s results of operations. The Company’s future revenues, costs of operations and profits could be affected by a number of factors related to its international operations, including changes in foreign currency, exchange rates, changes in economic conditions from country to country, changes in a country’s political condition, trade protection measures, licensing and other legal requirements and local tax issues.

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

     Fresh Start Reporting and Factors that Affect Comparability of Financial Information

     As previously disclosed in prior SEC filings, the Company and certain of its direct and indirect North American subsidiaries (“Debtors”) filed a voluntary petition on December 5, 2001 (the “Petition Date”) to reorganize under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware in Wilmington. The Debtors operated the business as debtors-in-possession. The Debtors emerged from Chapter 11 bankruptcy proceedings on July 1, 2002, which for financial reporting purposes, the Company deemed the Effective Date of the Plan of Reorganization. Fresh start reporting has been implemented as of the Effective Date and accordingly, at such date, all assets and liabilities of the Debtors were restated to their respective fair values. For financial reporting purposes references to “Predecessor” refer to “Old Lason” on and prior to June 30, 2002. References to “Successor” refer to “New Lason” on and after July 1, 2002, after giving effect to the implementation of fresh start reporting. Successor financial statements are therefore not comparable to Predecessor financial statements. The accompanying consolidated financial statements of Lason, Inc. (together with its subsidiaries, “Lason” or the “Company”) have been prepared in conformity with generally accepted accounting principles for financial information, but not in conformity with the instructions for Form 10-K, Regulation S-K and Rule 10-01 of Regulation S-X, as the Company has not presented information for the twelve months ending December 31, 2002 and 2001.

     As previously disclosed in Old Lason’s Form 8-K filed on March 26, 2001, the Company informed the U.S. Securities and Exchange Commission (“SEC”) and U.S. Attorney for the Eastern District of Michigan (“U.S. Attorney”) of accounting irregularities and system deficiencies that affected certain portions of the Predecessor’s financial statements. On May 13, 2003, the Company announced its continued cooperation with the SEC and U.S. Attorney with respect to their investigations regarding accounting irregularities potentially affecting certain portions of the Predecessor’s financial statements from 1997-1999. Based on the investigations, the SEC and U.S. Attorney, respectively, announced the filing of civil and criminal charges against former employees of Old Lason. These actions were brought solely against and relate to the former employees and are not against the Company itself. The SEC and U.S. Attorney are not bringing civil or criminal charges against the Company.

     As a result of adopting fresh start reporting, the Company believes the ultimate effects, if any, from the alleged accounting irregularities during 1997 — 1999, as discussed above, have been eliminated in the Successor’s financial statements as of and for the year ended December 31, 2003 and the six month period ended December 31, 2002.

ITEM 2: PROPERTIES

     The Company has direct operations in 22 U.S. states, Canada, Mexico and India. Except for one facility that is owned by the Company, all the facilities are leased and are used for operations and general administrative functions.

ITEM 3: LEGAL PROCEEDINGS

     The Company is a defendant in an adversary proceeding in the Bankruptcy Court for the District of Delaware in Wilmington (the “Court”). The plaintiff is Ark 2000-1 CLO, Limited (“Ark”), one of the Company’s senior secured lenders. The nature of the dispute is over certain provisions in the Company’s Pre-petition Credit Agreements and Plan, which call for the sharing of net proceeds from certain designated asset sales between the Company and the senior secured lenders. The net proceeds in dispute are approximately $1.7 million. On October 15, 2003, the Court ruled in favor of the Company, denying the plaintiffs’ motion and any claim by the plaintiff’s to the proceeds. On October 24, 2003, Ark filed a motion before the Court asking it to reconsider its ruling. The Company believes the plaintiffs’ arguments are without merit and it is vigorously defending itself in this matter. An unfavorable outcome or settlement, if any, in this matter may result in a charge to current earnings.

     Various other claims have been made against the Company in the normal course of business which management believes will not have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company’s shareholders during the fourth quarter of 2003.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is currently no established public trading market for the Company’s Common Stock. There can be no assurance regarding the future development of a market for or as to the liquidity of the Common Stock. The Company is currently not in compliance with certain regulations of the SEC necessary for its securities to be listed and traded on a national securities exchange or on NASDAQ. The Company cannot provide any assurances as to if or when it would meet such requirements, or whether it would satisfy other applicable listing requirements of a national securities exchange or NASDAQ.

     There are 2,045 holders of record of the Company’s Common Stock, as of March 29, 2004. The Company has no compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

     Dividend Policy

     The Company has never declared or paid cash dividends on its Common Stock. The Company currently intends to retain all future earnings for the operation and expansion of its business. The Company does not anticipate declaring or paying cash dividends on its Common Stock in the foreseeable future. Any payment of cash dividends on the Common Stock will be at the discretion of the board of directors and will depend on its results of operations, earnings, capital requirements, contractual restrictions and other factors deemed relevant by the board of directors. Further, the Company’s Credit Agreement, as amended, prohibits the payment of cash dividends.

ITEM 6: SUMMARIZED FINANCIAL INFORMATION

     The following table sets forth selected consolidated financial data of the Company. The selected consolidated financial data presented below is as of and for the year ended December 31, 2003 and for the six month period ending December 31, 2002. This information has been derived from the Company’s consolidated financial statements, which have been audited by Grant Thornton LLP and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in this Form 10-K. As discussed throughout this Form 10-K, the Company has not provided financial information in this Form 10-K for the twelve months ended December 31, 2002, 2001, 2000, and 1999. Accordingly, the discussion of results of operations and liquidity and capital resources is limited to the year ended December 31, 2003 and the six month period ended December 31, 2002.

	Year Ended	Six Months Ended
	December 31, 2003	December 31, 2002
(Dollars in Thousands, except per share amounts)
Income Statement Data
Revenues, net	$166,905	$96,934
Income from operations	$3,656	$2,177
Net income	$1,072	$671
Income per share: (1)
Basic	$.04	$.02
Diluted	$.04	$.02
Balance Sheet Data
Cash and cash equivalents plus revolving credit availability	$18,153	$25,931
Working capital	$24,962	$41,344
Total assets	$53,646	$77,547
Long-term obligations	$27,281	$45,001
Net senior debt (2)	$17,483	$19,994

(1)	Assumes weighted average common shares of 30,045,000 for December 31, 2003 and 30,032,500 shares for December 31, 2002.

(2)	Defined as total term loan and outstanding revolving credit borrowings less cash and cash equivalents.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Overview

     Lason is a leading provider of integrated information outsourcing solutions through in excess of 55 locations and facilities management sites in 22 states, India, China (service relationship), Mexico and Canada. The Company serves over 3,500 active customers primarily in the healthcare, financial services, government and manufacturing and industrial vertical markets. The Company’s core competency resides in its ability to enhance the performance of its customers’ business by outsourcing their non-core business processes and back office operations. The Company’s primary services are data, document and image capture, web-based document repository services via its Document DNA™ (digital network access) product, analog services, on-site facilities management, print and mail type services, database management and other professional services. The Company’s service capabilities across a broad range of data and media types allows its customers to fulfill their business process and information outsourcing needs with a single vendor regardless of geography. Lason’s capability to capture, manage and output information includes both traditional and digital services that support customer migration to new technologies including internal-based applications.

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

Results of Operations-Year Ended December 31, 2003

     Consolidated net revenues were $166.9 million for the year ended December 31, 2003. The Company’s revenues are generally based upon transaction volumes of information and data sent to it by third parties. For the most part, these volumes are not contractually required or guaranteed. In addition, the mix of the Company’s revenue is dependent upon the application or service being provided and can vary between project and recurring type work. In many cases, the work being performed by the Company for an individual customer contains elements of both project and recurring type work. Project work represents one-time services. Recurring work represents services being provided to a customer on a consistent basis that are generally under contract or have been regularly provided by the Company to the customer through a long standing relationship.

     Gross profit was $44.4 million for the year ended December 31, 2003 or 26.6 percent of net revenues. The Company’s cost of revenues consist primarily of wages and benefits to its employees, the cost of materials and equipment and other items related to directly providing services and products to its customers.

     Selling, general and administrative expenses were $40.6 million or 24.3 percent of net revenue for the year ended December 31, 2003. As previously disclosed, the Company has undertaken certain integration and restructuring activities to realign organizationally, eliminate excess capacity and streamline its operations and further enhance its off-shore service capabilities. As such, the Company has been, and is in the process of, closing certain operating locations. As of December 31, 2003, the Company has substantially completed these activities. In addition, during the second quarter of 2003, the Company announced and began the implementation of a plan to strategically re-brand its image and marketing activities consistent with its business process outsourcing offerings. In connection therewith, the Company strategically restructured its sales force and sales activities. The Company recorded a special charge of $0.5 million during the year ended December 31, 2003, which consisted principally of severance costs, related to its sales force restructuring. As of December 31, 2003, the Company has substantially completed these activities. Also during the year, the Company sold a facility and a customer list which resulted in a gain of approximately $0.3 million and $0.5 million, respectively.

     Included in the results of operations for the year ended December 31, 2003 was approximately $2.7 million, in depreciation expense related to property and equipment.

     Net interest expense was $2.8 million for the year ended December 31, 2003, consisting principally of interest on the Company’s long-term obligations.

     The provision for income taxes was approximately $0.3 million for the year ended December 31, 2003, related principally to foreign and state income taxes.

     Net income for the year ended December 31, 2003 was $1.1 million.

     Results of Operations-Six Months Ended December 31, 2002

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

     Selling, general and administrative expenses were $24.5 million for the six months ended December 31, 2002. In connection with its Plan, the Company has undertaken certain integration and restructuring activities to realign organizationally, eliminate excess capacity and streamline its operations and further enhance its off-shore service capabilities. As such, the Company has been and is in the process of closing certain operating locations. As of December 31, 2002, the Company has accrued $0.5 million related to its commitment to these activities, of which approximately $0.3 million was included as a special charge in the results of operations for the six months ended December 31, 2002. The Company anticipates being substantially completed with such activities during the second quarter of 2003. However, the exact completion date is dependent upon a number of factors, some of which are beyond the control of the Company.

     Net interest expense was $1.5 million for the six month period ended December 31, 2002, consisting principally of interest on the Company’s Senior Notes.

     Included in the results of operations for the six months ended December 31, 2002 was approximately $1.2 million in depreciation expense related to property and equipment.

     Liquidity and Capital Resources

     At December 31, 2003, the Company had net working capital of $25.0 million and cash and cash equivalents of $12.2 million. The Company’s net senior debt (defined as total term loan and revolving credit borrowings less cash and cash equivalents) was $17.5 million at December 31, 2003. In addition, at December 31, 2003, the Company has $6.0 million of availability on its revolving credit facility. The Company has used its excess working capital, principally its excess cash to pay down its long-term debt, which is expected to result in savings of approximately $1.0 million in interest costs annually. The Company has funded its operations and integration and restructuring activities through cash from operations. Net cash provided by operating activities for the year ended December 31, 2003 was $4.5 million. The net cash provided by operating activities was reduced by payments made with respect to the Company’s previous bankruptcy proceedings for professional and administrative fees, cure costs and other administrative type claims. These payments totaled approximately $1.0 million for the year ended December 31, 2003. The Company expects these payments to substantially decrease over time as certain administrative claims related to Company’s cases are settled. The Company estimates that its total remaining obligation related to these types of items is approximately $0.2 million at December 31, 2003 and that these will be paid over the remainder of 2004. In addition, the net cash provided by operating activities was reduced by $0.9 million for the year ended December 31, 2003 related to the payment of costs and obligations associated with the Company’s previously mentioned integration and restructuring activities.

     Net cash used in investing activities was $1.6 million for year ended December 31, 2003, of which approximately $2.6 million was used for investments in capital assets and was off-set by approximately $1.0 million of proceeds from the sale of non-core assets.

     In September of 2003, the Company amended its Credit Agreement with the holders of its Senior Notes via the First Amendment to the Credit Agreement (the “Amendment”). Under the terms of the Amendment, the holders of the Company’s Senior Notes agreed to bifurcate such notes into a new $10 million revolving credit facility and a $32 million term loan obligation. The Amendment leaves unchanged the maturity date of the Credit Agreement, as applicable to the term loan. The revolving credit facility matures on December 31, 2005. Such obligations are collateralized by a lien on all property of the Company, guaranties of certain of the Company’s subsidiaries, as well as pledges of the capital stock of certain subsidiaries. Borrowings under the revolving credit facility and term loan obligation bear interest at a rate of prime (floating) plus 2.5 percent (6.50% at December 31, 2003). The Credit Agreement and Amendment contain restrictions on acquisitions, disposition of assets, and the incurrence of other liabilities and contain certain financial covenants related to minimum EBITDA, liquidity, ratio of earnings to fixed charges, and cash-flow levels and certain restrictions on capital expenditures. At December 31, 2003, the Company had $6 million of availability on its $10 million revolving credit facility.

     The Junior Note Indenture provides that the principal payments will be made, subject to the express condition that certain performance tests are satisfied. Based upon the Company’s current information, it believes that the performance tests will be satisfied and the payments will be made.

     Management believes that it has sufficient liquidity through its cash from operations, cash on hand of $12.2 million and $6.0 million of revolving credit availability at December 31, 2003 to meet its on-going business needs, including satisfying its long term obligations as they become due. The Company consistently monitors and evaluates its capital structure and options for maximizing the efficiency and availability of such. Should the Company require future financing, no assurances can be given that the terms or availability of such would be favorable to the Company.

     Contractual Obligations

     The table below summarizes our known contractual obligations at December 31,2003 consisting of principal payments on our long-term obligations and future minimum lease payments on our operating leases (in thousands):

	Payments due by Period
	Total	Within 1	2-3	4-5	After 5
		Years	Years	Years	Years
Long-term obligations	$31,695	$4,414	$13,645	$13,636	—
Operating leases	13,189	5,153	5,794	1,992	$250

Total	$44,884	$9,567	$19,439	$15,628	$250

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

     Speculative Nature of Common Stock; Lack of Trading Market; Issuance to Disbursing Agent

     The Company has made distributions of its common stock in accordance with its Plan of Reorganization. 26,777,344 shares were issued to the Senior Note holders, general unsecured creditors and management of the Company and are outstanding at December 31, 2003. The Company has 3,267,656 shares currently reserved for distribution pending the final resolution of claims under its Plan. The Company currently cannot speculate as to the ultimate completion date for the final issuance of the shares held in reserve, as such is dependent upon the litigation and settlement of claims in the Bankruptcy Court. The Company desires to complete this process as soon as reasonably practical.

     There is currently no established public trading market for the Company’s Common Stock. There can be no assurance regarding the future development of a market for or as to the liquidity of the Common Stock now or when all of the shares are distributed. The Company is currently not in compliance with certain regulations of the SEC necessary for its securities to be listed and traded on a national securities exchange or on NASDAQ. The Company cannot provide any assurances as to if or when it would meet such requirements, or whether it would satisfy other applicable listing requirements of a national securities exchange or NASDAQ.

     Earnout Obligations

     In executing its acquisition strategy, the Predecessor generally entered into additional purchase price arrangements as part of the purchase agreement. Such additional purchase price arrangements would pay the former owner of the business additional amounts depending upon the post-acquisition performance of the business (i.e., an earnout). The Company’s financial obligation related to these agreements has been extinguished under the Plan, with the exception of those key manager claims that have been allowed and are represented by the Company’s Junior Note, in the principal amount of $2.5 million and $3.1 million at December 31, 2003 and 2002, respectively.

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

     Property and Equipment. The Company’s property and equipment, including significant improvements at July 1, 2002 have been stated at their fair values. The Company’s additions subsequent to such date are recorded at cost to acquire. Expenditures for normal repairs and maintenance are charged to operations as incurred. Adjustments of the asset and related accumulated depreciation accounts are made for retirements of property and equipment with the resulting gain or loss included in operations.

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

     New Accounting Standards. In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which provides standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into or modified after May 31, 2003 and for pre-existing instruments as of the beginning of the first interim period beginning after June 15, 2003. In 2003, the FASB elected to indefinitely defer the effective date for certain provisions of SFAS No. 150 relating to investments in limited-life entities. The adoption of the provisions of SFAS No. 150 not deferred by the FASB did not have a material effect on the Company’s financial condition, results of operations, or cash flows. The Company has not completed its evaluation of the effect of those provisions for which the effective dates have been deferred.

     In April 2003, the FASB issued SFAS No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material effect on the Company’s financial condition, results of operations, or cash flows.

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the applications of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. In December 2003, the Financial Accounting Standards Board issued FASB Interpretation 46(R), Consolidation of Variable Interest Entities. FIN 46(R) replaces FIN 46 and clarifies the accounting for interests in variable interest entities. FIN 46(R) should be applied to entities considered to be Special Purpose Entities (SPE’s) no later than the end of the first reporting period after December 15, 2003 and by the end of the first reporting period that ends after March 15, 2004 to entities other than SPE’s. The adoption of FIN 46 did not have a material effect on the Company’s financial condition and results of operations or cash flows.

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Lason has exposure to interest rate risk on its term loan and revolving credit facility, which bear interest at a variable rate. Based on the Company’s outstanding balance on December 31, 2003 of $29.6 million, a one-percent increase or decrease in interest rates would decrease or increase, respectively, the Company’s pre-tax earnings and operating cash flows by appropriately $0.3 million on an annualized basis.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     The financial statements and supplemental financial information included in this report including the selected Quarterly Financial Data (unaudited) are set forth on the Index to Financial Statements, Financial Statement Schedules and/or Notes to Consolidated Financial Statements included in this report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The disclosures required by this Item 9 have been previously disclosed by the Company in its Form 8-K filed on July 30, 2002, Form 8-K/A filed on May 3, 2002, its Form 8-K filed on March 14, 2002 and its Form 8-K filed on February 28, 2002.

ITEM 9A: CONTROLS AND PROCEDURES

     (a) The term “disclosure controls and procedures” is defined in rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). These Rules refer to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”), and have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in providing them with material information relating to the Company known to others within the Company which is required to be included in our periodic reports filed under the Exchange Act.

     (b) There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2003 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information with respect to executive officers of the Company is included in Part I of this Form 10-K under the heading “Executive Officers of the Registrant” and the information about directors of the Company, the Company's Code of Ethics, and compliance with Section 16(a) of the Securities Exchange Act of 1934 will either be included in the Company’s 2004 definitive Proxy Statement under the headings “Information About the Nominee” and the “Incumbent Directors,” “Committees and Meetings of Directors,” “Code of Ethics”, and “Section 16(a) Beneficial Ownership Reporting Compliance” which are incorporated herein by reference or will be included by amendment to this Form 10-K.

ITEM 11: EXECUTIVE COMPENSATION

     The information regarding executive compensation will either be included in the Company’s 2004 definitive Proxy Statement under the headings “Executive Compensation,” and “Compensation of Directors” which are incorporated herein by reference or will be included by amendment to this Form 10-K.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information with respect to the security ownership of certain beneficial owners and management and with respect to equity compensation plans will either be included in the Company’s 2004 definitive Proxy Statement under the sections “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” which are incorporated herein by reference or will be included as an amendment to this Form 10-K.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information with respect to certain relationships and related transactions will either be included in the Company’s 2004 definitive Proxy Statement under the heading “Transactions of Directors, Executive Officers and Certain Beneficial Owners” which is incorporated herein by reference or will be included as an amendment to this Form 10-K.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information with respect to principal accountant fees and services will either be included in the Company’s 2004 definitive Proxy Statement under the heading “Relationship with Independent Public Accountants” which is incorporated herein by reference or will be included as an amendment to this Form 10-K.

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

(3)	Exhibits

     The following exhibits are filed as part of this report as required by Item 601 of Regulation S-K.

a.	Exhibits

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (1)

10.1	Executive Management Incentive Plan (1)

10.2	Junior Note Indenture (1)

10.3	Employment Agreement between Lason Systems, Inc. and Ronald D. Risher (1)

10.4	Employment Agreement between Lason Systems, Inc. and Michael H. Riley (1)

10.5	Employment Agreement between Lason Systems, Inc. and Jerry L. Hon (1)

10.6	Employment Agreement between Lason Systems, Inc. and Kenneth L. Shaw (1)

10.7	Employment Agreement between Lason Systems, Inc. and Thomas W. Denomme (1)

10.8	Employment Agreement between Lason Systems, Inc. and Douglas S. Kearney (1)

10.9	Credit Agreement between Lason and the Lenders named therein, Bank One, N.A. as Agent dated as of June 30, 2002 (2)

10.10	First Amendment to the Credit Agreement (3)

21.1	Subsidiaries of the Registrant

24.1	Power of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer (*)

31.2	Certification of Chief Financial Officer (*)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

(*)	Filed herewith

(1)	Incorporated by reference from Exhibits to Form 10-Q filed on November 19, 2002, Commission File No. 0-21407

(2)	Incorporated by reference to Exhibit 10.9 to Form 10-K filed on March 31, 2003, Commission File No. 0-21407

(3)	Incorporated by reference to Exhibit 10.10 to Form 10-Q filed on November 12, 2003, Commission File NO. 0-21407

b.	Reports on Form 8-K

           On October 24, 2003, the Company filed a Form 8-K disclosing in Item 12 thereof its expected earnings from operations for the third quarter of 2003.

c.	Exhibits

           See Item 15A(3).

d.	Financial Statement Schedules

           None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March, 2004

LASON, INC.

By:	/s/ Ronald D. Risher Ronald D. Risher President and Chief Executive Officer

POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ronald D. Risher and Douglas S. Kearney, and each of them, this 29th day of March, 2004, his true and lawful attorney(s)-in-fact and agent(s), with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this report and to file the same, with all exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney(s)-in-fact and agent(s) full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney(s)-in-fact and agent(s), or their substitutes(s), may lawfully do or cause to be done by virtue hereof.

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

LASON, INC.

Report of Independent Certified Public Accountants

Board of Directors
Lason, Inc.

     We have audited the accompanying consolidated balance sheets of Lason, Inc. and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of income, stockholders’ equity and cash flows for the year ended December 31, 2003 and the six months in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lason, Inc. and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for the year ended December 31, 2003 and the six months in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Southfield, Michigan
March 10, 2004

LASON, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for shares)

	December 31,	December 31,
	2003	2002
ASSETS
Cash and cash equivalents	$12,153	$25,931
Accounts receivable (net of allowance of $2,009 and $4,010, respectively)	25,972	35,962
Supplies	2,182	4,021
Prepaid expenses and other	7,412	5,440

Total current assets	47,719	71,354
Property and equipment, net	5,927	6,193

Total assets	$53,646	$77,547

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$6,076	$7,095
Accrued expenses	7,325	14,094
Customer deposits	2,973	2,557
Deferred revenue	1,969	2,892
Current portion of long-term obligations	4,414	3,372

Total current liabilities	22,757	30,010
Long-term obligations	27,281	45,001

Total liabilities	50,038	75,011
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 3,267,656 shares reserved for issuance and 26,777,344 shares issued and outstanding	300	300
Additional paid-in capital	1,565	1,565
Retained earnings	1,743	671

Total stockholders’ equity	3,608	2,536

Total liabilities and stockholders’ equity	$53,646	$77,547

The accompanying Notes are an integral part of the consolidated financial statements.

LASON, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended	Six Months Ended
	December 31, 2003	December 31, 2002
Revenues, net	$166,905	$96,934
Cost of revenues	122,481	69,949

Gross profit	44,424	26,985
Selling, general and administrative expenses	40,572	24,498
Integration activities (See note 7)	543	310
Gain on sale of asset (See note 7)	(347)	—

Income from operations	3,656	2,177
Other income (See note 7)	(527)	—
Interest expense, net	2,785	1,506

Income before income taxes	1,398	671
Provision for income taxes	326	—

Net income	$1,072	$671

Basic and diluted income per common share	$.04	$.02

The accompanying Notes are an integral part of the consolidated financial statements.

LASON, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2003 and Six Month Period
Ended December 31, 2002
(In thousands, except for shares)

	Common Stock		Additional Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balances at July 1, 2002	30,000,000	$300	$1,565	$—	$1,865
Common stock issued to outside directors	45,000	—	—	—	—
Net income	—	—	—	671	671

Balances at December 31, 2002	30,045,000	300	1,565	671	2,536
Net income				1,072	1,072

Balances at December 31, 2003	30,045,000	$300	$1,565	$1,743	$3,608

The accompanying Notes are an integral part of the consolidated financial statements.

LASON, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Year ended	Six Months Ended
	December 31,	December 31,
	2003	2002
Cash flows from operating activities:
Net income	$1,072	$671
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	2,654	1,199
Interest on Junior Note	235	117
Gain on sales of assets	(874)	—
Changes in operating assets and liabilities:
Accounts receivable	9,990	6,241
Supplies	1,839	(161)
Prepaid expenses and other	(2,116)	637
Accounts payable	(1,019)	(1,843)
Accrued expenses and other liabilities	(7,276)	(6,349)

Net cash flows provided by operating activities	4,505 [1]	512 [2]

Cash Flows From Investing Activities:
Investments in property and equipment	(2,554)	(1,479)
Proceeds from sales of non-core assets	1,040	1,257

Net cash used in investing activities	(1,514)	(222)

Cash Flows From Financing Activities:
Repayments of long-term obligations, net	(16,678)	(4,176)
Payment on capital lease liabilities and other debt	(91)	(155)

Net cash used in financing activities	(16,769)	(4,331)

Net decrease in cash and cash equivalents	(13,778)	(4,041)
Cash and cash equivalents at beginning of period	25,931	29,972

Cash and cash equivalents at end of period	$12,153	$25,931

Supplemental information:
Interest payments	$2,992	$1,680

The accompanying Notes are an integral part of the consolidated financial statements.

[1]	During the year ended December 31, 2003, approximately $0.9 million of cash used in operating activities related primarily to payments made with respect to the Predecessor’s bankruptcy proceedings for professional and administrative fees, cure costs and other administrative type claims which were accrued as of June 30, 2002.

[2]	During the six month period ended December 31, 2002, approximately $6.1 million of cash used in operating activities related primarily to payments made with respect to the Predecessor’s bankruptcy proceedings for professional and administrative fees, cure costs and other administrative type claims which were accrued as of June 30, 2002.

LASON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: NATURE OF OPERATIONS

     Lason, Inc., a Delaware corporation, together with its subsidiaries (“Lason” or the “Company”) is a leading provider of integrated information outsourcing solutions through in excess of 55 locations and facilities management sites in 22 states, India, China (service relationship), Mexico and Canada. The Company serves over 3,500 active customers primarily in the healthcare, financial services, government and manufacturing and industrial vertical markets. The Company’s core competency resides in its ability to enhance the performance of its customers’ business by outsourcing their non-core business processes and back office operations. The Company’s primary services are data, document and image capture, web-based document repository services via its Document DNA™ (digital network access) product, analog services, on-site facilities management, print and mail type services, database management and other professional services. The Company’s service capabilities across a broad range of data and media types allows its customers to fulfill their business process and information outsourcing needs with a single vendor regardless of geography.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The accompanying consolidated financial statements include the accounts of Lason, Inc. and its subsidiaries. All significant intercompany transactions have be eliminated. In the opinion of the Company, the accompanying consolidated financial statements include all adjustments, of a normal, recurring nature, necessary to present fairly its financial position as of December 31, 2003 and 2002 and the results of operations for the year ended December 31, 2003 and six months ended December 31, 2002. Certain amounts in the prior year consolidated financial statements have been reclassified to conform with current year presentation.

     The accompanying consolidated financial statements of Lason have been prepared in conformity with generally accepted accounting principles for financial information, but not in conformity with the instructions for Form 10-K, Regulation S-K and Rule 10-01 of Regulation S-X, as the Company has not presented financial information for the twelve months ending December 31, 2002 and 2001.

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

     A Special Committee of the Company’s Board of Directors determined that these irregularities and deficiencies may have occurred during some periods between late 1997 and 1999. The Committee also found that the Predecessor’s financial statements for at least the third quarter of 1999 requires restatement. The Committee and Company do not believe that any such irregularities have extended beyond the first half of 2000. The extent of any misstatements is still being investigated and evaluated by the Company. As a result, the Predecessor’s financial statements for the year ended December 31, 2001, have not been reviewed or audited by an independent public accounting firm and do not reflect the impact resulting from the correction of, if any, accounting irregularities or system deficiencies, which are under investigation. As such, the Company has not provided financial information in this Form 10-K for the twelve months ending December 31, 2002, and 2001. As a result of adopting fresh start reporting, the Company believes the ultimate effects, if any, from the alleged accounting irregularities during 1997 — 1999, as discussed above, have been eliminated in the Successor’s financial statements as of and for the year ended December 31, 2003 and the six month period ended December 31, 2002.

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

     Accounts Receivable

     Accounts receivable are generally due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. The Company determines its allowance by considering a number of factors, including the length of time trade account receivable are past due, the Company’s previous collection history, current economic trends and the customer’s ability to pay its obligation. The accounts receivable balance was $26.0 million and $36.0 million, net of an allowance for doubtful accounts of $2.0 million and $4.0 million at December 31, 2003 and 2002, respectively. The reduction in the allowance during the year ended December 31, 2003 and six months ended December 31, 2002, primarily related to write-offs of uncollectable accounts that existed primarily in the fresh start balance sheet.

     Supplies

     Supplies are valued at the lower of cost or market, using the first-in, first-out method. From time to time, due to changes in market demand, technology or other such factors it may be necessary for the Company to write-down the carrying value of its supplies.

     Property and Equipment

     The property and equipment are recorded at cost and are depreciated using a straight-line method over the estimated lives of the related assets which range from 3 to 7 years. Expenditures for normal repairs and maintenance are charged to operations as incurred. Adjustments of the asset and related accumulated depreciation accounts are made for retirements of property and equipment with the resulting gain or loss included in operations.

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

     New Accounting Standards

     In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which provides standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into or modified after May 31, 2003 and for pre-existing instruments as of the beginning of the first interim period beginning after June 15, 2003. In 2003, the FASB elected to indefinitely defer the effective date for certain provisions of SFAS No. 150 relating to investments in limited-life entities. The adoption of the provisions of SFAS No. 150 not deferred by the FASB did not have a material effect on the Company’s financial condition, results of operations, or cash flows. The Company has not completed its evaluation of the effect of those provisions for which the effective dates have been deferred.

     In April 2003, the FASB issued SFAS No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material effect on the Company’s financial condition, results of operations, or cash flows.

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the applications of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. In December 2003, the Financial Accounting Standards Board issued FASB Interpretation 46(R), Consolidated of Variable Interest Entities. FIN 46(R) replaces FIN 46 and clarifies the accounting for interests in variable interest entities. FIN 46(R) should be applied to entities considered to be Special Purpose Entities (SPE’s) no later than the end of the first reporting period after December 15, 2003 and by the end of the first reporting period that ends after March 15, 2004 to entities other than SPE’s. The adoption of FIN 46 did not have a material effect on the Company’s financial condition and results of operations or cash flows.

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

NOTE 3: PROPERTY AND EQUIPMENT

At December 31, 2003 and 2002, property and equipment consists of the following:

	December 31,	December 31,
	2003	2002
Computer equipment and software	$3,856	$1,984
Production and office equipment	4,173	3,674
Furniture and fixtures	509	455
Leasehold improvements	790	635
Other	369	644

Total property and equipment	9,697	7,392
Less accumulated depreciation	(3,770)	(1,199)

Net property and equipment	$5,927	$6,193

NOTE 4: INCOME TAXES

     In connection with the reorganization, a gain on cancellation of indebtedness was realized by the Predecessor in the amount of approximately $236.0 million. The ultimate gain realized by the Company will depend upon the final resolution of claims in the Bankruptcy Court and could vary from that currently realized. This gain was not taxable since the gain resulted from reorganization under the Bankruptcy Code. However, at the beginning of its 2003 taxable year, the Company reduced certain attributes including net operating loss carry forwards (“NOLs”), certain tax credits and tax basis in assets in an amount equal to such gain on extinguishment. As of December 31, 2003, the Company estimates that its NOLs aggregate approximately $38.1 million which will expire in 2022.

     The components of the consolidated income tax provision related for year ended December 31, 2003 and the six month period ended December 31, 2002 are as follows (in thousands):

	December 31,	December 31,
	2003	2002
Current provision	101,240	144
Deferred provision	(100,914)	(144)

Total income tax provision	$326	$—

     Deferred income taxes represent the net tax effects of temporary differences between the carrying value amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax return purposes. Significant components of the Company’s deferred federal income tax assets and liabilities are as follows (in thousands):

	December 31,	December 31,
	2003	2002
Deferred tax assets related to:
Goodwill	8,726	28,523
Allowance for doubtful accounts	683	1,540
Deferred revenue	669	1,110
Depreciation and amortization	—	5,063
Accrued expenses	4,372	5,688
Net operating loss carryforwards	12,950	84,458

Total deferred tax assets	27,400	126,382
Deferred tax liabilities
Prepaid expenses	1,835	1,079
Depreciation and amortization	1,275	—

Total deferred tax liabilities	3,110	1,079
Net deferred tax assets	24,290	125,303
Valuation allowance for deferred tax assets	(24,290)	(125,303)

Total deferred taxes	—	—

     A reconciliation of income tax expenses at the U.S. federal statutory income tax rate to actual income tax expense is as follows (in thousands):

December 31,
2003
Tax at statutory rate	$475
Nondeductible items and other	(386)
Changed in valuation allowance related to emergence from bankruptcy- section 382 limitation	20,971
Changed in valuation allowance related to emergence from bankruptcy-NOL’s	80,240
Foreign tax rate and exchange rate differentials	39
Change in valuation allowance	(101,013)

Provision for income taxes	$326

     The Company’s management, in assessing the realizability of deferred tax assets, must consider whether it is more likely than not that part or all of the deferred tax assets may not be realized. This assessment includes consideration for the scheduled reversal of temporary taxable difference, projected future taxable income, and tax planning strategies. At December 31, 2003 and 2002, due to the high degree of uncertainty surrounding their realizability, a full valuation allowance has been established on all of the deferred tax assets.

NOTE 5: ACCRUED EXPENSES

     Accrued expenses at December 31, 2003 and 2002 consist of the following (in thousands):

	December 31,	December 31,
	2003	2002
Accrued compensation and benefits	3,528	7,278
Accrued taxes and other	1,131	1,535
Accrued expenses	2,666	5,281

Total	$7,325	$14,094

NOTE 6: LONG TERM OBLIGATIONS

     In September of 2003, the Company amended its Credit Agreement with the holders of its Senior Notes via the First Amendment to the Credit Agreement (the “Amendment”). Under the terms of the Amendment, the holders of the Company’s Senior Notes agreed to bifurcate such notes into a new $10 million revolving credit facility and a $32 million term loan obligation. The Amendment leaves unchanged the maturity date of the Credit Agreement, as applicable to the term loan. The revolving credit facility matures on December 31, 2005. These obligations are collateralized by a lien on all property of the Company, guaranties of certain of the Company’s subsidiaries, as well as pledges of the capital stock of certain subsidiaries. Borrowings under the revolving credit facility and the term loan obligation bear interest at a rate of prime (floating) plus 2.5 percent (6.50% at December 31, 2003). The Credit Agreement and Amendment contain restrictions on acquisitions, disposition of assets, and the incurrence of other liabilities and contain certain financial covenants related to minimum EBITDA, liquidity, ratio of earnings to fixed charges and certain restrictions on capital expenditures. At December 31, 2003, the Company had $4 million outstanding on its $10 million revolving credit facility. In addition to the quarterly principal payments, the Credit Agreement calls for principal reductions from net cash proceeds received from the sale or disposition of assets.

     Aggregated maturities of long term obligations for the five years subsequent to December 31, 2003 are $4,000, $8,000, $4,000, and $13,636.

     The Company’s long-term obligations also included a unsecured, non-interest bearing Junior Note issued to certain key managers (who were also ex-owners of businesses acquired by Lason).

     The Junior Note calls for semi-annual principal payments with final maturity at December 31, 2006. Aggregated maturities for the Junior Note subsequent to December 31, 2003 are as follows (in thousands):

2004		624
2005		624
2006		1,246

Total		$2,494
	Unamortized Discount at December 31, 2003	(435)

	Junior Note Balance	$2,059

     The Junior Note Indenture provides that the principal payments outlined above will be made, subject to the express condition that certain performance tests are satisfied. Based upon the Company’s current information, it believes that the performance tests will be satisfied and payments will be made.

NOTE 7: INTEGRATION ACTIVITIES

     The Company has undertaken certain integration and restructuring activities to realign organizationally, eliminate excess capacity and streamline its operations and further enhance its off-shore service capabilities. As such, the Company has been and is in the process of closing certain operating locations. As of December 31, 2003 and December 31, 2002, the Company has accrued $0.1 million and $0.5 million, respectively, related to its commitment to these activities. As of December 31, 2003, the Company has substantially completed these activities.

     During the second quarter of 2003, the Company announced and began the implementation of a plan to strategically re-brand its image and engage in marketing activities consistent with its business process outsourcing offerings. In connection therewith, the Company strategically restructured its sales force and sales activities. The Company recorded a special charge of $0.5 million during the second quarter, which consisted principally of severance costs related to its sales force restructuring. As of December 31, 2003, the Company has substantially completed these activities. Also during the year, the Company sold a facility and a customer list (included in other income) which resulted in a gain of approximately $0.3 million and $0.5 million, respectively.

NOTE 8: INCOME PER SHARE

     Basic income per share has been computed in accordance with SFAS No. 128, “Earnings per Share.” The weighted average common shares used for the year and six month periods ending December 31, 2003 and 2002 were 30,045,000 and 30,032,500. This includes shares reserved for distribution under the Company’s Plan, in addition to shares issued and outstanding as of December 31, 2003 and December 31, 2002, respectively.

NOTE 9: EMPLOYEE BENEFIT PLAN

     The Company has a 401 (k) profit-sharing plan and trust (the “Plan”). Each employee who is 21 years of age or older who has worked for the Company for three months and performed 1,000 hours of service or, has an adjusted service date with the equivalent or greater term of service, is eligible to participate in the Plan. Eligible participants may contribute not less than 1 percent and up to 25 percent of their pre tax compensation to the Plan. The Plan is contributory and the Company, at its discretion, can match up to 25 percent of eligible participant contributions not to exceed 8 percent of the participant’s earnings. The Company’s match contributions for the year ended December 31, 2003 and for the six months ended December 31, 2002 totaled approximately $0.3 million and $0.3 million, respectively.

NOTE 10: LEASE COMMITMENTS

     The Company has various operating lease agreements related primarily to equipment and buildings. As of December 31, 2003, future minimum rental payments required under non-cancelable operating leases with initial or remaining lease terms in excess of one year are as follows (in thousands):

December 31,
2003
2004	$5,153
2005	3,340
2006	2,454
2007	1,184
2008 and thereafter	1,058

Total	$13,189

     In addition, the Company has a number of equipment leases that are on a month-to-month basis. Total rent expense on operating lease agreements for the year ended December 31, 2003 and the six months ended December 31, 2002 was approximately $6.5 million and $3.4 million, respectively.

NOTE 11: COMMITMENTS AND CONTINGENCIES

     The Company is a defendant in an adversary proceeding in the Bankruptcy Court for the District of Delaware in Wilmington (the “Court”). The plaintiff is Ark 2000-1 CLO, Limited (“Ark”), one of the Company’s senior secured lenders. The nature of the dispute is over certain provisions in the Company’s Pre-petition Credit Agreements and Plan, which call for the sharing of net proceeds from certain designated asset sales between the Company and the senior secured lenders. The net proceeds in dispute are approximately $1.7 million. On October 15, 2003, the Court ruled in favor of the Company, denying the plaintiffs’ motion and any claim by the plaintiff’s to the proceeds. On October 24, 2003, Ark filed a motion before the Court asking it to reconsider its ruling. The Company believes the plaintiffs’ arguments are without merit and it is vigorously defending itself in this matter. An unfavorable outcome or settlement, if any, in this matter may result in a charge to current earnings.

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

NOTE 12: SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

     The following is a summary of unaudited quarterly results of operations for each quarter of 2003 and the third and fourth quarter of 2002. As discussed throughout this Form 10-K, the Company has not provided financial information in this Form 10-K for the first and second quarter of 2002.

		2003 Quarters			2002 Quarters
	1st	2nd	3rd	4th	3rd	4th
Revenues, net	$44,016	$43,206	$41,474	$38,209	$50,322	$46,612
Cost of revenues	32,342	31,943	29,876	28,320	35,463	34,486

Gross profit	11,674	11,263	11,598	9,889	14,859	12,126
Selling, general and Administrative expenses	11,268	10,184	9,718	9,402	13,255	11,243
Integration activities	—	543	—	—	310	—
Gain on sale of asset	—	(347)	—	—	—	—

Income from operations	406	883	1,880	487	1,294	883
Other income	—	—	—	(527)
Interest expense, net	756	754	758	517	815	691

Income (loss) before income taxes	(350)	129	1,122	497	479	192
Provision for income taxes	108	89	90	39	—	—

Net income (loss)	$(458)	$40	$1,032	$458	$479	$192

Basic and diluted income (loss) per share	$(0.02)	$—	$0.03	$0.02	$0.02	$0.00

EXHIBIT INDEX

Exhibit No.	Description
21.1	Subsidiaries of the Registrant
24.1	Power of Attorney (included on signature page)
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002