Form 10-K/A
period 2003-12-31
LASON INC
filed 2004-04-27
CIK 1020616

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

     As of June 30, 2003 there was no market for registrant’s common stock.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐   No  ☒

     Indicate by check mark whether the registrant has filed all documents and report required to be filed by Sections 12,13,or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐   No  ☒

     As of April 27, 2004, 3,267,656 shares of Common Stock, $.01 par value were reserved for issuance according to the Company’s Plan of Reorganization and 26,777,344 shares were issued and outstanding.

     Documents Incorporated by Reference: None.

This Amendment is being filed to add the information required by Part III, Items 10, 11, 12, 13 and 14.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

     The individuals listed below are members of the board of directors of Lason. They were appointed pursuant to the Plan and serve an initial term of one year and until their successors are elected and qualified. Their business experience during the last five years is provided below:

Robert H. Naftaly, age 66, became a director of Lason in June 2002. From 1988 to 2001, Mr. Naftaly was a senior officer of Blue Cross Blue Shield of Michigan and various subsidiaries, including President and CEO of PPOM from 2000 to 2001. From 1987 to 1988, Mr. Naftaly was general auditor for Detroit Edison Company and from 1983 to 1987 was Director of Management and Budget for the State of Michigan. Mr. Naftaly currently serves on the Board of AAA Michigan, the Bank of Bloomfield Hills and Meadowbrook Insurance Group, Inc.

David P. Williams, age 69, became a director of Lason in June 2002. Mr. Williams is a retired Vice Chairman of The Budd Company, a manufacturer of automobile and truck body components, castings, stampings, chassis frame components, air bag components, automotive heating accessories, and cold weather starting aids. From 1995 until becoming Vice Chairman in 1999, Mr. Williams was President and Chief Operating Officer of The Budd Company. He is currently a director of The Budd Company and SPX Corporation. Mr. Williams recently also served as a director of Standard Federal Bank N.A., a subsidiary of ABN AMRO North America, Inc.

Gary D. DeGourse, age 54, became a director of Lason in December 2002. Mr. DeGourse has been in the imaging solutions industry for in excess of thirty years. In March of 1979, he founded MSI Digital and Imaging Solutions, Inc. Mr. DeGourse sold his company to Lason in January 1999. Mr. DeGourse retired from Lason as President of MSI Digital Imaging Solutions in May 2001. Mr. DeGourse currently serves on the Board of Mattlaur Corp.

In addition, Ronald D. Risher is a director of Lason. For a description of the business background of Mr. Risher and the other executive officers of Lason during the past five years, see “Part I – Executive Officers of the Registrant” included in the initial Form 10-K filed on March 29, 2004.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Pursuant to regulations adopted by the Securities and Exchange Commission (“SEC”) and Section 16(a) of the Securities Exchange Act of 1934, the Company’s directors and officers, and persons who own more than 10% of the Company’s common stock, are required to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by regulation to furnish the Company with copies of all Section 16(a) reports they filed. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, all officers and directors have complied with all applicable Section 16(a) filing requirements, except that Mr. Trevor G. Brown was late in filing his initial statement of beneficial ownership after he became an executive officer of the Company. See “Item 12 – Security Ownership of Certain Beneficial Owners and Management” for disclosure of shares issued to certain general unsecured lenders of the Company who, pursuant to the Plan, own more than 10% of the outstanding shares of common stock of the Company.

Development of Code of Ethics and Compliance Program

     The Company adopted a Code of Business Conduct, Compliance and Ethics (the “Code”) in late 2002, which includes among other things the establishment of a corporate Compliance Officer, the basic obligations and responsibilities of all Lason employees, including the CEO, CFO and principal accounting officer, provisions regarding the accuracy and completeness of Company records, and guidelines for avoiding conflicts of interest and protecting and preserving all Company assets. The Company implemented such program during the first quarter of 2003. A copy of the Code is available on the Company’s website at www.lason.com. Any change to our waiver from the Company’s Code with respect to the

CEO, CFO or principal accounting officer and relating to the specified elements of a code of ethics required by SEC regulations will either be disclosed on Form 8-K or on the Company’s website.

Audit Committee

     The Company has an audit committee comprised of Messrs DeGourse, Naftaly and Williams. None of them has been determined by the board of directors to qualify as an “audit committee financial expert” as that term is defined by the SEC. The board of directors is not required to designate an audit committee financial expert since the Company is not listed on NASDAQ or an exchange. The board of directors, however, does believe that all members of the audit committee are financially literate and experienced in business matters, and are therefore effective in fulfilling their responsibilities.

ITEM 11: EXECUTIVE COMPENSATION

Summary Compensation Table

     The following Summary Compensation Table sets forth the cash and non-cash compensation for each of the last three years awarded to or earned by the Chief Executive Officer of the Company and the four other most highly compensated executive officers of the Company as of December 31, 2003 whose total salary and bonus compensation was in excess of $100,000 in 2003.

	Annual Compensation				Long Term Compensation
					Awards		Payouts
Name				EMIP(1) /	Restricted	Securities
and				CERP(2) /	Stock	Underlying	All Other
Principal				Incentive	Award(s)	Options/	Compen-
Position	Year		Salary ($)	Bonus ($)	($)(1)	SARs(#)	sation(3) ($)
Ronald D. Risher	2003		356,923	-0-	-0-	-0-	9,000
President and CEO	2002		400,000	440,000	8,000	-0-	9,180
	2001		334,808	10,000	-0-	-0-	9,000

Douglas S. Kearney	2003		216,923	-0-	-0-	-0-	7,800
EVP, CFO and Sec.	2002	(4)	94,327	156,500	3,000	-0-	3,344

Michael H. Riley	2003		236,923	-0-	-0-	-0-	6,000
EVP, President Imaging Services & Products Div.	2002		245,000	225,000	5,000	-0-	6,515
	2001		233,462	41,437	-0-	-0-	6,000

Thomas W. Denomme	2003		200,000	-0-	-0-	-0-	6,000
EVP, Chief Information Officer and President	2002		188,452	124,000	3,000	-0-	6,120
Output Services Div.	2001		166,154	30,000	-0-	-0-	6,000

Mark J. Clinton(5)	2003		216,923	-0-	2,000	-0-	8,100
EVP and President Data Capture Services	2002		4,327	-0-	-0-	-0-	-0-

(1)	Granted under the Executive Management Incentive Plan. See “Equity Compensation Plan Information” below and “Item 12: Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters.” There is currently no market for the registrant’s common stock. For compensation purposes, the Company valued the shares issued under the EMIP at par value, which is $0.01 per share.

(2)	Granted under the Critical Employee Retention Program. See “Critical Employee Retention Program Information” below.

(3)	These figures represent the amounts paid by the Company as car allowances and, premiums with respect to term life insurance for the named Executive Officers.

(4)	Commenced employment in July 2002 as the Company’s Chief Financial Officer. From May 2001 to July 2002, Mr. Kearney acted as the Company’s Interim Chief Financial Officer while employed and compensated by Conway MacKenzie & Dunleavy.

(5)	Commenced employment in December 2002 and terminated employment in January of 2004.

Equity Compensation Plan Information

     All options previously granted under the Company’s 1995 Stock Option Plan and under the 1998 Equity Participation Plan were cancelled pursuant to the Plan. Under the Plan, the Company has terminated both such option plans.

     Pursuant to the Plan, the Company adopted the Executive Management Incentive Plan (“EMIP”). Pursuant to the EMIP, the Company issued in 2002 3,750,000 shares of its common stock to the EMIP participants. See “Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.” Such shares vested on January 30, 2003 and may be voted by the participants. These shares have been issued to approximately 90 employees consisting primarily of senior executives, regional managers and key sales personnel. No additional shares are available under the EMIP. The EMIP also provides for the distribution of cash to certain EMIP participants from asset sales which occurred during the bankruptcy proceedings based on a percentage agreed to between the Company and the pre-petition lenders. Participants earned and received in 2002 a total cash distribution of approximately $940,000 under the EMIP. No other cash is available for distribution under the EMIP. The EMIP was approved pursuant to the Plan and was not approved by the Company’s shareholders.

Critical Employee Retention Program Information

     The Company believed, as part of the Plan, that its business operations, ability to emerge from Chapter 11 and, ultimately, its enterprise value was dependent on the continued retention and contribution of its most valued or critical employees. As such, with the support of its pre-petition lenders, on January 17, 2001 the Bankruptcy Court entered an order approving, in part, the Company’s Critical Employee Retention Program (“CERP”) and in full with the entry of an order on May 17, 2001 confirming the Company’s Plan. The CERP provided for the distribution of approximately $1.1 million to approximately 50 employees deemed critical to the Company’s ongoing business operations, ability to emerge from Chapter 11 and enterprise value. The funds under the CERP were payable based upon the achievement of certain events in the Company’s Chapter 11 case and have been fully earned by and paid to the participants by the Company in 2002. The CERP was approved pursuant to the Plan and was not approved by the Company’s shareholders.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table presents certain information, as of April 26, 2004, with respect to the common stock owned by each director, each executive officer named in the Summary Compensation Table, all executive officers and directors as a group and by each person (including any “group” as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) who is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company’s common stock. As of April 27, 2004, there were 26,777,344 shares of the Company’s common stock outstanding. An additional 3,267,656 shares are reserved for issuance under the Plan. Except as otherwise indicated below, each person listed has sole voting and investment power as to the shares listed:

			Percent of
			Outstanding
		Common	Common
Name	Age	Stock	Stock (1),(8)
Ronald D. Risher	47	800,000	3.0%
Douglas S. Kearney	35	300,000	1.1%
Michael H. Riley	56	500,000	1.9%
Thomas W. Denomme	43	300,000	1.1%

				Percent of
				Outstanding
		Common		Common
Name	Age	Stock		Stock (1),(8)
Kenneth L. Shaw	56	200,000		*
Trevor G. Brown	45	50,000		*
Robert H. Naftaly	66	15,000		*
David P. Williams	69	15,000		*
Gary D. DeGourse	54	174,533		*
All Executive Officers and Directors as a group (9 persons)		2,354,533		8.8%
ABN AMRO, N.V. (2)		2,352,534	(3),(8)	8.8	% (3)
ARK 2000-1 CLO, Limited (4)		1,917,066	(8)	7.2%
Bank One, N.A (5)		4,025,520	(8)	15.1%
Comerica Bank (6)		1,633,641	(8)	6.1%
Credit Lyonnais (7)		1,633,641	(8)	6.1%
Mark J. Clinton (9)	44	200,000		*

*     less than 1.0% of the outstanding shares

See “Item 11:Executive Compensation-Equity Compensation Plan Information” for a discussion of the EMIP. All of the shares issued to the executive officers of the Company and disclosed in the table above were granted under the EMIP.

(1)	Calculation of outstanding shares is based upon an outstanding amount of 26,777,344 and does not include the 3,267,656 shares reserved for distribution under the Plan.

(2)	ABN AMRO, N.V. is located at 350 Park Avenue, New York, NY 10022.

(3)	Beneficial ownership includes those shares owned through one of its operating subsidiaries, Standard Federal Bank, N.A.

(4)	ARK 2000-1 CLO, Limited is located at 40 Wall Street, New York, NY 10005.

(5)	Bank One, N.A. is located at 1 Bank One Plaza, Chicago, IL 50670.

(6)	Comerica Bank is located at 500 Woodward Avenue, Detroit, MI 48226.

(7)	Credit Lyonnais is located at 1301 Avenue of the Americas, New York, NY 10019

(8)	Depending on the ultimate resolution of the disputed claims under the Plan, the amount of shares held may increase and/or the % ownership of the outstanding shares may increase or decrease.

(9)	Former EVP and President Data Capture Services, from December 2002 to January 2004.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Except with respect to the Plan, and as disclosed under “Item 11: Executive Compensation-Equity Compensation Plan Information,” and with respect to the Credit Agreement between the Company and certain lenders (See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”), no executive officer, director or 5% beneficial holder of the shares of the Common Stock has a direct or indirect material interest in any transaction or series of similar transactions, since January 1, 2003, or any currently proposed transaction, or series of similar transactions, to which the Company or any of its subsidiaries is a party, in which the amount involved exceeds $60,000. ABN AMRO, N.V. (and one of its operating subsidiaries), ARK 2000-1 CLO, Limited, Bank One, N.A., Comerica Bank, and Credit Lyonnais are holders of certain of the Company’s Senior Notes under its Credit Agreement and each own more than 5% of the outstanding shares of the Company. Mr. DeGourse was an unsecured claim holder in the Company’s Chapter 11 case. Based upon his claim, Mr. DeGourse has received an initial distribution of 159,533 shares under the Plan.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Audit and Non-Audit Fees

     Aggregate fees for professional services rendered for the Company by Grant Thornton LLP as of the years ended December 31, 2003 and 2002 are set forth below. The aggregate fees included in the Audit category are fees billed for the fiscal years for the audit of the Company’s annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed in the fiscal years.

	2003	2002
Audit Fees	$134,600	$134,900
Audit-Related Fees	$0	$0
Tax Fees	$98,700	$42,825
All Other Fees	$8,500	$5,000
Total	$241,800	$182,725

     Audit Fees for the years ended December 31, 2003 and 2002 were for professional services rendered for the audits of the consolidated financial statements of the Company, quarterly review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, or services that are normally provided by Grant Thornton LLP in connection with statutory and regulatory filings or engagements for such years.

     Tax Fees as of the years ended December 31, 2003 and 2002 were for professional services rendered by Grant Thornton LLP for services related to tax compliance, tax advice and tax planning.

     All Other Fees as of the years ended December 31, 2003 and 2002 were for services rendered for audits of the Company’s 401(k) Profit Sharing Plan & Trust.

     Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

     The Audit Committee pre-approves all audit and non-audit services provided by the independent auditors prior to the engagement of the independent auditors with respect to such services.

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A.(1)     Consolidated Financial Statements

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

(3)      Exhibits

     The following exhibits are filed as part of this report as required by Item 601 of Regulation S-K.

a.	Exhibits

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (1)

10.1	Executive Management Incentive Plan (1)

10.2	Junior Note Indenture (1)

10.3	Employment Agreement between Lason Systems, Inc. and Ronald D. Risher (1)

10.4	Employment Agreement between Lason Systems, Inc. and Michael H. Riley (1)

10.5	Employment Agreement between Lason Systems, Inc. and Kenneth L. Shaw (1)

10.6	Employment Agreement between Lason Systems, Inc. and Thomas W. Denomme (1)

10.7	Employment Agreement between Lason Systems, Inc. and Douglas S. Kearney (1)

10.8	Credit Agreement between Lason and the Lenders named therein, Bank One, N.A. as Agent dated as of June 30, 2002 (2)

10.9	First Amendment to the Credit Agreement (3)

21.1	Subsidiaries of the Registrant (4)

24.1	Power of Attorney (included on signature page of original Form 10-K)

31.1	Certification of Chief Executive Officer (t)

31.2	Certification of Chief Financial Officer (t)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Ocley Act of 2002 (t)

(t)	Filed herewith

(1)	Incorporated by reference from Exhibits to Form 10-Q filed on November 19, 2002, Commission File No. 0-21407

(2)	Incorporated by reference to Exhibit 10.9 to Form 10-K filed on March 31, 2003, Commission File No. 0-21407

(3)	Incorporated by reference to Exhibit 10.10 to Form 10-Q filed on November 12, 2003, Commission File NO. 0-21407

(4)	Included in original Form 10-K filed on March 29, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this day of April 27, 2004

LASON, INC.

By:	/s/ Ronald D. Risher

Ronald D. Risher
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on behalf of Lason, Inc. this 27 day of April 2004.

/s/ Ronald D. Risher Ronald D. Risher	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ Douglas S. Kearney Douglas S. Kearney	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

*	Director
Gary D. DeGourse
*	Director
Robert H. Naftaly

*	Director
David P. Williams

/s/ Douglas S. Kearney
Douglas S. Kearney	Attorney-in-Fact*

EXHIBIT INDEX

Exhibit No.	Description
24.1	Power of Attorney (included on signature page of original Form 10-K filed on March 29, 2004)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002