Form 10-Q
period 2004-03-31
LASON INC
filed 2004-05-14
CIK 1020616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

     Indicate by check mark whether the registrant has filed all documents and report required to be filed by Sections 12,13,or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     As of May 14, 2004, 3,267,656 shares of Common Stock, $.01 par value were reserved for issuance according to the Company’s Plan of Reorganization and 26,777,344 shares were issued and outstanding.

LASON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Revenues	$35,177	$44,016
Cost of revenues	27,374	32,342

Gross profit	7,803	11,674
Selling, general and administrative expenses	8,156	11,268

(Loss) income from operations	(353)	406
Net interest expense	496	756

Loss from operations before income taxes	(849)	(350)

Provision for income taxes	37	108

Net loss	$(886)	$(458)

Basic and diluted loss per common share	$(0.03)	$(0.02)

The accompanying Notes are an integral part of the condensed consolidated financial statements.

LASON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2004 and December 31, 2003
(In thousands, except for shares)

	March 31,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Cash and cash equivalents	$11,597	$12,153
Accounts receivable (net of allowance of $1,670 and 2,009, respectively)	28,637	25,972
Supplies	1,993	2,182
Prepaid expenses and other	5,211	7,412

Total current assets	47,438	47,719
Property and equipment (net of accumulated depreciation of $4,512 and $3,770, respectively)	5,890	5,927

Total assets	$53,328	$53,646

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$6,785	$6,076
Accrued expenses	7,045	7,325
Customer deposits	4,837	2,973
Deferred revenue	1,884	1,969
Current portion of long-term obligations	4,425	4,414

Total current liabilities	24,976	22,757
Long-term obligations	25,630	27,281

Total liabilities	50,606	50,038

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 3,267,656 shares reserved for issuance and 26,777,344 shares issued and outstanding	300	300
Additional paid-in capital	1,565	1,565
Retained earnings	857	1,743

Total stockholders’ equity	2,722	3,608

Total liabilities and stockholders’ equity	$53,328	$53,646

The accompanying Notes are an integral part of the condensed consolidated financial statements.

LASON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2004 and 2003
(In thousands, Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Cash Flows Provided by (Used in) Operating Activities	$1,837	$(662)[1]

Cash Flows From Investing Activities:
Net cash used in investing activities, property and equipment	(704)	(771)

Cash Flows From Financing Activities:
Repayment of long-term obligations, net	(1,685)	—
Repayment on capital lease liabilities and other	(4)	(32)

Net cash used in financing activities	(1,689)	(32)
Net decrease in cash and cash equivalents	(556)	(1,456)
Cash and cash equivalents at beginning of period	12,153	25,931

Cash and cash equivalents at end of period	$11,597	$24,466

The accompanying Notes are an integral part of the condensed consolidated financial statements.

1 During the first quarter of 2003, approximately $0.4 million of cash used in operating activities related primarily to payments made with respect to the Predecessor’s bankruptcy proceedings for professional and administrative fees, cure costs and other administrative type claims which were accrued as of June 30, 2002.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1: NATURE OF OPERATIONS

     Lason, Inc., a Delaware corporation, is a holding company which together with its operating subsidiaries, Lason Systems, Inc. and Lason International, Inc., both Delaware companies (“Lason” or the “Company”), is a leading provider of integrated information outsourcing solutions through in excess of 55 locations and facilities management sites in 22 states, India, China (service relationship), Mexico and Canada. The Company serves over 3,500 active customers primarily in the healthcare, financial services, government and manufacturing and industrial vertical markets. The Company’s core competency resides in its ability to enhance the performance of its customers’ business by outsourcing their non-core business processes and back office operations. The Company’s primary services are data, document and image capture, web-based document repository services via its Document DNA™ (digital network access) product, analog services, on-site facilities management, print and mail type services, database management and other professional services. The Company’s service capabilities across a broad range of data and media types allows its customers to fulfill their business process and information outsourcing needs with a single vendor regardless of geography.

NOTE 2: BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements of Lason have been prepared in accordance with accounting principles, generally accepted in United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

     In the opinion of the Company, the accompanying financial statements include all adjustments, of a normal, recurring nature, necessary to present fairly its financial position as of March 31, 2004 and the results of operations for the three months ended March 31, 2004 and 2003. Results of operations for interim periods may not be indicative of future results.

     For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 29, 2004.

     The accompanying unaudited condensed consolidated financial statements of Lason have been prepared in conformity with generally accepted accounting principles for interim financial information.

NOTE 3: NEW ACCOUNTING STANDARDS

     In January 2003, the FASB issued FASB Interpretation Number 46 (FIN No. 46), “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. FIN No. 46 provides guidance regarding the identification of, and financial reporting for entities over which control is achieved through means other than voting rights; such entities are considered variable interest entities. FIN No. 46 requires the consolidation of variable interest entities in which an enterprise is deemed to be the primary beneficiary, which is determined by the obligation to absorb a majority of the entity’s expected losses, the right to receive a majority of an entity’s expected residual returns or both. In December 2003, the Financial Accounting Standards Board issued FASB Interpretation 46(R), Consolidation of Variable Interest Entities. FIN 46(R) replaces FIN 46 and clarifies the accounting for interests in variable interest entities. FIN 46(R) should be applied to entities considered to be Special Purpose Entities (SPE’s) no later than the end of the first reporting period after December 15, 2003 and by the end of the first reporting period that ends after March 15, 2004 to entities other than SPE’s. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

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

NOTE 4: LONG TERM OBLIGATIONS

     In September of 2003, the Company amended its Credit Agreement with the holders of its Senior Notes via the First Amendment to the Credit Agreement (the “Amendment”). Under the terms of the Amendment, the holders of the Company’s Senior Notes agreed to bifurcate such notes into a new $10 million revolving credit facility and a $32 million term loan obligation. The Amendment leaves unchanged the maturity date of the Credit Agreement, as applicable to the term loan. The revolving credit facility matures on December 31, 2005. These obligations are collateralized by a lien on all property of the Company, guaranties of certain of the Company’s subsidiaries, as well as pledges of the capital stock of certain subsidiaries. Borrowings under the revolving credit facility and the term loan obligation bear interest at a rate of prime (floating) plus 2.5 percent (6.50% at March 31, 2004). The Credit Agreement and Amendment contain restrictions on acquisitions, disposition of assets, and the incurrence of other liabilities and contain certain financial covenants related to minimum EBITDA, liquidity, ratio of earnings to fixed charges and certain restrictions on capital expenditures. At March 31, 2004, the Company had $4 million outstanding on its $10 million revolving credit facility. In addition to the quarterly principal payments, the Credit Agreement calls for principal reductions from net cash proceeds received from the sale or disposition of assets.

     Aggregate maturities of the Senior Notes and revolving credit facility subsequent to March 31, 2004 and through maturity are $4,000, $8,000, $4,000, and $11,944.

     The Company’s long-term obligations also include a unsecured, non-interest bearing Junior Note issued to certain key managers (who were also ex-owners of businesses acquired by Lason). The Junior Note calls for semi-annual principal payments with final maturity at December 31, 2006. Aggregate maturities for the Junior Note subsequent to March 31, 2004 are as follows (in thousands):

2004		$624
2005		624
2006		1,246

Total		$2,494
	Unamortized Discount at March 31, 2004	(383)

	Junior Note Balance	$2,111

     The Junior Note Indenture provides that the principal payments outlined above will be made, subject to the express condition that certain performance tests are satisfied. Based upon the Company’s current information, it believes that the performance tests will be satisfied and the payments will be made.

NOTE 5: INCOME TAXES

     In connection with the Company’s past plan of reorganization under Chapter 11 of the United States Bankruptcy Code, a gain on cancellation of indebtedness was realized by the Company’s predecessor in the amount of approximately $236.0 million. The ultimate gain realized by the Company will depend upon the final resolution of claims in the Bankruptcy Court and could vary from that currently realized. This gain was not taxable since the gain resulted from reorganization under the Bankruptcy Code. However, at the beginning of its 2003 taxable year, the Company reduced certain attributes including net operating loss carry forwards (“NOLs”), certain tax credits and tax basis in assets in an amount equal to such gain on extinguishment. At March 31, 2004, the Company estimates that its NOLs aggregated approximately $23.6 million, which will expire in 2022.

     At March 31, 2004 and 2003, the Company has a provision for income taxes of $0.04 and $0.1 million for foreign and state income taxes.

     The Company’s management, in assessing the realizability of deferred tax assets, must consider whether it is more likely than not that part or all of the deferred tax assets may not be realized. This assessment includes consideration for the scheduled reversal of temporary taxable difference, projected future taxable income, and tax planning strategies. At March 31, 2004 and December 31, 2003 due to the high degree of uncertainty surrounding their realizability, a full valuation allowance has been established on all of the deferred taxes.

NOTE 6: LOSS PER SHARE

     Basic income per share has been computed in accordance with SFAS No. 128, “Earnings per Share.” The weighted average common shares used for the three month periods ending March 31, 2004 and 2003 were 30,045,000. This includes shares reserved for distribution under the Company’s Plan, in addition to shares issued and outstanding as of March 31, 2004 and March 31, 2003, respectively.

NOTE 7: COMMITMENTS AND CONTINGENCIES

     The Company is a defendant in an adversary proceeding in the Bankruptcy Court for the District of Delaware in Wilmington (the “Court”). The plaintiff is Ark 2000-1 CLO, Limited (“Ark”), one of the Company’s senior secured lenders. The nature of the dispute is over certain provisions in the Company’s Pre-petition Credit Agreements and Plan, which call for the sharing of net proceeds from certain designated asset sales between the Company and the senior secured lenders. The net proceeds in dispute are approximately $1.7 million. On October 15, 2003, the Court ruled in favor of the Company, denying the plaintiff’s motion and any claim by the plaintiffs to the proceeds. On October 24, 2003, Ark filed a motion before the Court asking it to reconsider its ruling. The Company believes the plaintiffs’ arguments are without merit and it is vigorously defending itself in this matter. An unfavorable outcome or settlement, if any, in this matter may result in a charge to current earnings.

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

     The Company’s strategy is to be a value-added business partner to its customers by leveraging its integrated Business Process Outsourcing ("BPO") capabilities across a broad geographical spectrum to continually assist them in reducing their information management and back office costs and minimize their on-going technology and capital requirements. Key components to this strategy are the Company’s strategically located off-shore capabilities and solution offerings, such as Document DNA™ (its web-based document repository), which allow it to fulfill customers’ BPO needs cost effectively twenty-four hours a day, seven days a week.

Results of Operations—Three Months Ended March 31, 2004 Compared with Three Months Ended March 31, 2003

     Consolidated net revenues were $35.2 million for the three months ended March 31, 2004 as compared to $44.0 million for the three months ended March 31, 2003. The decline in revenues was a result of several factors, including an effort to focus on more complex BPO and integrated solution sales, which require a longer sales cycle, a cyclical decline in volumes within certain applications, such as mortgage loan processing, due to external macro-economic factors, continued decline in the demand for the Company’s analog services, and due to customers that elected to pursue strategic resourcing alternatives following the Company’s emergence from its previous Chapter 11 proceedings. The demand for the Company’s BPO services remains high and it has developed a substantial pipeline of opportunities as compared to the first quarter of 2003. The Company’s revenues are generally based upon transaction volumes of information and data sent to it by third parties. For the most part, these volumes are not contractually required or guaranteed. In addition, the mix of the Company’s revenue is dependent upon the application or service being provided and can vary between project and recurring type work. In many cases, the work being performed by the Company for an individual customer contains elements of both project and recurring type work. Project work represents one-time services. Recurring work represents services being provided to a customer on a consistent basis that are generally under contract or have been regularly provided by the Company to the customer through a long standing relationship.

     Gross profit was $7.8 million for the three months ended March 31, 2004 as compared to $11.7 million for the three months ended March 31, 2003. Gross profit as a percentage of net revenues was 22.2 percent for the three months ended March 31, 2004 versus 26.0 percent for the three months ended March 31, 2003. The decrease in gross profit and gross margin percentage is due principally to lower revenue levels and the mix of applications or services provided. The Company’s cost of revenues consist primarily of wages and benefits to its employees, the cost of materials and equipment and other items related to directly providing services and products to its customers.

     Selling, general and administrative expenses decreased $3.1 million to $8.2 million or 23.4 percent of net revenues for the three months ended March 31, 2004 from $11.3 million or 25.7 percent of net revenues for the three months ended March 31, 2003. The reduction is due to the Company’s ongoing integration and restructuring activities to realign organizationally, eliminate excess capacity and streamline its operations and further enhance its off-shore service capabilities, consistent with its strategic focus on more complex BPO and integrated solution sales.

     Included in the results of operations for the three months ended March 31, 2004 and 2003 was approximately $0.7 and $0.6 million, respectively, in depreciation expense related to property and equipment.

     Net interest expense was $0.5 million and $0.8 million for the three months ended March 31, 2004 and three months ended March 31, 2003, respectively, consisting principally of interest on the Company’s long term obligations.

     The provision for income taxes was approximately $0.04 and $0.1 million for the three months ended March 31, 2004 and 2003, respectively. The provision is primarily related to foreign and state income taxes.

     Net loss for the three months ended March 31, 2004 was $0.9 million in comparison to net loss of $0.5 million for the three months ended March 31, 2003.

Liquidity and Capital Resources

     At March 31, 2004, the Company had net working capital of $22.5 million and cash and cash equivalents of $11.6 million. The Company’s net senior debt (defined as total term loan and revolving credit borrowings less cash and cash equivalents) was $16.3 million at March 31, 2004. In addition, at March 31, 2004, the Company had $6.0 million of availability on its revolving credit facility. The Company has funded its operations and integration and restructuring activities through cash from operations. Net cash provided by operating activities for the three months ended March 31, 2004 was $1.8 million.

     Net cash used in investing activities totaled $0.7 million for the three months ended March 31, 2004. These funds were used for investments in capital assets.

     In September of 2003, the Company amended its Credit Agreement with the holders of its Senior Notes via the First Amendment to the Credit Agreement (the “Amendment”). Under the terms of the Amendment, the holders of the Company’s Senior Notes agreed to bifurcate such notes into a new $10 million revolving credit facility and a $32 million term loan obligation. The Amendment leaves unchanged the maturity date of the Credit Agreement, as applicable to the term loan. The revolving credit facility matures on December 31, 2005. Such obligations are collateralized by a lien on all property of the Company, guaranties of certain of the Company’s subsidiaries, as well as pledges of the capital stock of certain subsidiaries. Borrowings under the revolving credit facility and term loan obligation bear interest at a rate of prime (floating) plus 2.5 percent (6.50% at March 31, 2004). The Credit Agreement and Amendment contain restrictions on acquisitions, disposition of assets, and the incurrence of other liabilities and contain certain financial covenants related to minimum EBITDA, liquidity, ratio of earnings to fixed charges, and cash-flow levels and certain restrictions on capital expenditures. At March 31, 2004, the Company had $6 million of availability on its $10 million revolving credit facility.

     The Junior Note Indenture provides that the principal payments will be made, subject to the express condition that certain performance tests are satisfied. Based upon the Company’s current information, it believes that the performance tests will be satisfied and the payments will be made.

     Management believes that it has sufficient liquidity through its cash from operations, cash on hand of $11.6 million and $6.0 million of revolving credit availability at March 31, 2004 to meet its on-going business needs, including satisfying its long term obligations as they become due. The Company consistently monitors and evaluates its capital structure and options for maximizing the efficiency and availability of such. Should the Company require future financing, no assurances can be given that the terms or availability of such would be favorable to the Company.

     Contractual Obligations

     Information regarding our contractual obligations is contained in Item 7 of our annual report on Form 10-K for the fiscal year ended December 31, 2003. No material changes to such information have occurred during the three months ended March 31, 2004.

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

     Potential Liability for Unauthorized Disclosure of Confidential Information and Intellectual Property Infringement

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

     The Company from time to time may be required to indemnify customers for claims of intellectual property infringement made by third parties from using our products and services. To the extent that the Company enters into these arrangements, and a claim occurs, the Company could be subject to damages, loss of existing business or future business, or other remedies under such agreements, which could have a material adverse effect on the Company’s business, financial condition or results of operations.

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

     HIPAA Regulations

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

     Future Financial Covenants

     Under the Company’s First Amendment to the Credit Agreement, it is subject to certain reporting requirements and financial covenants, including requirements that it maintain minimum levels of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and cash-flow and certain other restrictions. Certain of these covenants become more restrictive over time. The Company is currently in compliance with such covenants as of March 31, 2004. While it is currently in compliance with such covenants, an erosion of its business could place the Company out of compliance in the future. Potential remedies for the lenders include declaring all outstanding amounts immediately payable, terminating commitments and enforcing any liens; however, in the event of any future noncompliance the Company would seek a waiver from such lenders related to these types of technical covenant violations.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has exposure to interest rate risk on its term loan and revolving credit facility, which bear interest at a variable rate. Based on the Company’s outstanding balance on March 31, 2004 of $27.9 million, a one-percent increase or decrease in interest rates would decrease or increase, respectively, the Company’s pre-tax earnings and operating cash flows by appropriately $0.3 million on an annualized basis.

     Due to the Company’s operations outside of the United States, the Company experiences foreign currency exchange gains and losses. Fluctuations between the United States dollar and other currencies may adversely affect the results of operations. As the Company does not currently engage in foreign currency hedging transactions, there is no assurance that such exchange rate fluctuations will not cause significant fluctuations in the Company’s future results of operations.

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

     There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

     Lason may from time to time provide information including certain statements included in or incorporated by reference in this Form 10-Q which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those forward-looking statements include the intent, belief or current expectations of the company and its management. Without limitation, the words “believes,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Form 10-Q. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward looking statements are: (1) important information is of a preliminary basis and subject to further adjustment, (2) the assimilation of business units, (3) the economic, political and regulatory environment, (4) competitive risks and uncertainties, (5) dependence on key customers and management, (6) fluctuations in paper prices, (7) price and availability of qualified temporary labor, (8) reliability of Company data, (9) changes in the business outsourcing industry, (10) management’s ability to implement its business plan, (11) the financial and legal effect of any outstanding litigation, (12) ultimate resolution and settlement of administrative and priority claims, including priority tax claims, whether known or unknown as a result of the Company’s previous Chapter 11 filing, (13) status of the Company’s financing, (14) other important factors beyond the control of Lason and (15) other risks identified from time to time in the Company’s reports and registration statements filed with the Securities and Exchange Commission. Actual future results may vary significantly from those set forth herein. These forward-looking statements represent Lason’s judgment as of the date of this report. Lason disclaims, however, any intent or obligation to update its forward-looking statements.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.     Exhibits

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.     Reports on Form 8-K

     A Report on Form 8-K was filed on March 31, 2004, disclosing in Items 7 and 12 thereof, the results of operations for the year ended December 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASON, INC.
Date: May 14, 2004	By: /s/ RONALD D. RISHER
Ronald D. Risher Chief Executive Officer; President and Director

/s/ DOUGLAS S. KEARNEY
Douglas S. Kearney Executive Vice President; Chief Financial Officer and Secretary

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

EX - 31.1	Certification of Chief Executive Officer pursuant to Section 302

EX - 31.2	Certification of Chief Financial Officer pursuant to Section 302

EX - 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002