Form 10-Q
period 2004-06-30
LASON INC
filed 2004-08-10
CIK 1020616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13,or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     As of August 9, 2004, 288,966 shares of Common Stock, $.01 par value were reserved for issuance according to the Company’s Plan of Reorganization and 29,756,034 shares were issued and outstanding.

LASON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues	$35,123	$43,206	$70,300	$87,222
Cost of revenues	26,166	31,943	53,540	64,285

Gross profit	8,957	11,263	16,760	22,937
Selling, general and administrative expenses	8,171	10,380	16,328	21,648

Income from operations	786	883	432	1,289
Net interest expense	451	759	947	1,515

Income (loss) from operations before income taxes	335	124	(515)	(226)
Provision for income taxes	37	89	74	197

Net income (loss)	298	35	(589)	(423)

Basic and diluted income (loss) per common share	$0.01	$(0.00)	$(0.02)	$(0.01)

The accompanying Notes are an integral part of the condensed consolidated financial statements.

LASON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2004 and December 31, 2003
(In thousands, except for shares)

	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Cash and cash equivalents	$13,314	$12,153
Accounts receivable (net of allowance of $1,676 and 2,009, respectively)	26,123	25,972
Supplies	1,954	2,182
Prepaid expenses and other	5,554	7,412

Total current assets	46,945	47,719
Property and equipment (net of accumulated depreciation of $5,187 and $3,770, respectively)	6,673	5,927

Total assets	$53,618	$53,646

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$6,672	$6,076
Accrued expenses	7,711	7,325
Customer deposits	3,457	2,973
Deferred revenue	2,046	1,969
Current portion of long-term obligations	4,437	4,414

Total current liabilities	24,323	22,757
Long-term obligations	26,276	27,281

Total liabilities	50,599	50,038
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 288,966 shares reserved for issuance and 29,756,034 shares issued and outstanding	300	300
Additional paid-in capital	1,565	1,565
Retained earnings	1,154	1,743

Total stockholders’ equity	3,019	3,608

Total liabilities and stockholders’ equity	$53,618	$53,646

The accompanying Notes are an integral part of the condensed consolidated financial statements.

LASON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2004 and 2003
(In thousands, Unaudited)

	Six Months Ended
	June 30,
	2004	2003
Cash Flows Provided by Operating Activities	$4,405	$2,140 [1]

Cash Flows From Investing Activities:
Net cash used in investing activities, property and equipment	(2,151)	(1,296)

Cash Flows From Financing Activities:
Repayment of long-term obligations, net	(1,084)	(2,306)
Repayment on capital lease liabilities and other	(9)	(66)

Net cash used in financing activities	(1,093)	(2,372)

Net increase (decrease) in cash and cash equivalents	1,161	(1,528)
Cash and cash equivalents at beginning of period	12,153	25,931

Cash and cash equivalents at end of period	$13,314	$24,403

The accompanying Notes are an integral part of the condensed consolidated financial statements.

1 During the first six months of 2003, approximately $0.6 million of cash used in operating activities related primarily to payments made with respect to the Predecessor’s bankruptcy proceedings for professional and administrative fees, cure costs and other administrative type claims which were accrued as of June 30, 2002.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1: NATURE OF OPERATIONS

     Lason, Inc., a Delaware corporation, is a holding company which through its operating subsidiaries, Lason Systems, Inc. and Lason International, Inc., both Delaware companies (“Lason” or the “Company”), is a leading provider of integrated information outsourcing solutions through in excess of 55 locations and facilities management sites in 22 states, India, China (service relationship), Mexico and Canada. The Company serves over 3,500 active customers primarily in the healthcare, financial services, government and manufacturing and industrial vertical markets. The Company’s core competency resides in its ability to enhance the performance of its customers’ business by outsourcing their non-core business processes and back office operations. The Company’s primary services are data, document and image capture, web-based document repository services via its Document DNA™ (digital network access) product, analog services, on-site facilities management, print and mail type services, database management and other professional services. The Company’s service capabilities across a broad range of data and media types allows its customers to fulfill their business process and information outsourcing needs with a single vendor regardless of geography.

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

     In the opinion of the Company, the accompanying financial statements include all adjustments, of a normal, recurring nature, necessary to present fairly its financial position as of June 30, 2004 and the results of operations for the three and six months ended June 30, 2004 and 2003. Results of operations for interim periods may not be indicative of future results.

     For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 29, 2004.

     The accompanying unaudited condensed consolidated financial statements of Lason have been prepared in conformity with generally accepted accounting principles for interim financial information

NOTE 3: NEW ACCOUNTING STANDARDS

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 clarifies the applications of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. In December 2003, the Financial Accounting Standards Board issued FASB Interpretation 46(R), Consolidation of Variable Interest Entities. FIN 46(R) replaces FIN 46 and clarifies the accounting for interests in variable interest entities. FIN 46(R) should be applied to entities considered to be Special Purpose Entities (“SPE’s”) no later than the end of the first reporting period after December 15, 2003 and by the end of the first reporting period that ends after March 15, 2004 to entities other than SPE’s. The adoption of this standard did not have an impact on the Company’s financial position or results of operations.

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

NOTE 4: LONG TERM OBLIGATIONS

     In September of 2003, the Company amended its Credit Agreement with the holders of its Senior Notes via the First Amendment to the Credit Agreement (the “Amendment”). Under the terms of the Amendment, the holders of the Company’s Senior Notes agreed to bifurcate such notes into a new $10 million revolving credit facility and a $32 million term loan obligation. The Amendment leaves unchanged the maturity date of the Credit Agreement, as applicable to the term loan. The revolving credit facility matures on December 31, 2005. These obligations are collateralized by a lien on all property of the Company, guarantees of certain of the Company’s subsidiaries, as well as pledges of the capital stock of certain subsidiaries. Borrowings under the revolving credit facility and the term loan obligation bear interest at a rate of prime (floating) plus 2.5 percent (6.75% at June 30, 2004). The Credit Agreement and Amendment contain restrictions on acquisitions, disposition of assets, and the incurrence of other liabilities and contain certain financial covenants related to minimum EBITDA, liquidity, ratio of earnings to fixed charges and certain restrictions on capital expenditures. At June 30, 2004, the Company had $6 million outstanding on its $10 million revolving credit facility. In addition to the quarterly principal payments, the Credit Agreement calls for principal reductions from net cash proceeds received from the sale or disposition of assets.

     Aggregate maturities of the Senior Notes and revolving credit facility for the four years subsequent to June 30, 2004 are $4,000, $10,000, $4,000, and $10,864.

     The Company’s long-term obligations also include a unsecured, non-interest bearing Junior Note issued to certain key managers (who were also ex-owners of businesses acquired by Lason).

     The Junior Note calls for semi-annual principal payments with final maturity at December 31, 2006. Aggregate maturities for the Junior subsequent to June 30, 2004 are as follows (in thousands):

2004	624
2005	624
2006	933

Total	$2,181
Unamortized Discount at June 30, 2004	(332)

Junior Note Balance	$1,849

     The Junior Note Indenture provides that the principal payments outlined above will be made, subject to the express condition that certain performance tests are satisfied. Based upon the Company’s current information, it believes that the performance tests will be satisfied and the payments will be made.

NOTE 5: INCOME TAXES

     In connection with the Company’s past plan of reorganization under Chapter 11 of the United States Bankruptcy Code, a gain on cancellation of indebtedness was realized by the Company’s predecessor in the amount of approximately $236.0 million. The ultimate gain realized by the Company will depend upon the final resolution of claims in the Bankruptcy Court and could vary from that currently realized. This gain was not taxable since the gain resulted from reorganization under the Bankruptcy Code. However, at the beginning of its 2003 taxable year, the Company reduced certain attributes including net operating loss carry forwards (“NOLs”), certain tax credits and tax basis in assets in an amount equal to such gain on extinguishment. At June 30, 2004, the Company estimates that its NOLs aggregated approximately $23.6 million, which will expire in 2022.

     The Company’s management, in assessing the realizability of deferred tax assets, must consider whether it is more likely than not that part or all of the deferred tax assets may not be realized. This assessment includes consideration for the scheduled reversal of temporary taxable difference, projected future taxable income, and tax planning strategies. At June 30, 2004 and December 31, 2003 due to the high degree of uncertainty surrounding their realizability, a full valuation allowance has been established on all of the deferred taxes.

NOTE 6: INCOME (LOSS) PER SHARE

     Basic income (loss) per share has been computed in accordance with SFAS No. 128, “Earnings per Share.” The weighted average common shares used for the three and six month periods ending June 30, 2004 and 2003 were 30,045,000. This includes shares reserved for distribution under the Company’s Plan, in addition to shares issued and outstanding as of June 30, 2004 and June 30, 2003, respectively.

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

NOTE 8: PENDING MERGER TRANSACTION

     On May 21, 2004 the Company entered into a merger agreement with a affiliate of Charterhouse Group, Inc. (“Charterhouse”), under which Charterhouse will acquire the Company in a transaction valued at approximately $30 million. Under the pending merger agreement, Charterhouse would acquire 100% of the common stock of the Company for $0.125 per share (approximately 30,045,000 shares) and replace the Company’s current senior indebtedness with substantially less indebtedness. The Company’s resulting capital structure would include significantly more equity. Existing management is expected to continue operating the Company after the transaction closes and will have an ownership interest in the Charterhouse affiliate. Completion of the transaction is subject to certain closing conditions, including the approval of holders of a majority of the Company’s outstanding common stock.

     The Company mailed its definitive proxy statement regarding the pending transaction on July 16, 2004 and has scheduled a shareholder meeting for August 11, 2004, seeking approval of the transaction. If the transaction is approved by the Company’s shareholders and subsequently completed, the Company will have less than 300 shareholders and will seek to de-register its common stock and cease to be a public company. Should the pending transaction be approved, it is expected to close by mid August 2004.

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

Results of Operations—Three Months Ended June 30, 2004 Compared with Three Months Ended June 30, 2003

     Consolidated net revenues were $35.1 million for the three months ended June 30, 2004 as compared to $43.2 million for the three months ended June 30, 2003. The decline in revenues was a result of several factors, including an effort to focus on more complex BPO and integrated solution sales, which require a longer sales cycle, a cyclical decline in volumes within certain applications, such as mortgage loan processing, due to external macro-economic factors, continued decline in the demand for the Company’s analog services, and due to customers that elected to pursue strategic re-sourcing alternatives following the Company’s emergence from its previous Chapter 11 proceedings. The demand for the Company’s BPO services remains high and it has developed a substantial pipeline of opportunities as compared to the second quarter of 2003. The Company’s revenues are generally based upon transaction volumes of information and data sent to it by third parties. For the most part, these volumes are not contractually required or guaranteed. In addition, the mix of the Company’s revenue is dependent upon the application or service being provided and can vary between project and recurring type work. In many cases, the work being performed by the Company for an individual customer contains elements of both project and recurring type work. Project work represents one-time services. Recurring work represents services being provided to a customer on a consistent basis that are generally under contract or have been regularly provided by the Company to the customer through a long standing relationship.

     Gross profit was to $9.0 million for the three months ended June 30, 2004 as compared to $11.3 million for the three months ended June 30, 2003. Gross profit as a percentage of net revenues was 25.6 percent for the three months ended June 30, 2004 versus 26.2 percent for the three months ended June 30, 2003. The decrease in gross profit and gross margin percentage is due principally to lower revenue levels and the mix of applications or services provided. The Company’s cost of revenues consist primarily of wages and benefits to its employees, the cost of materials and equipment and other items related to directly providing services and products to its customers.

     Selling, general and administrative expenses decreased $2.2 million to $8.2 million or 23.4 percent of net revenues for the three months ended June 30, 2004 from $10.4 million or 24.1 percent of net revenues for the three months ended June 30, 2003. The reduction of $2.2 million is due to the Company’s ongoing integration and restructuring activities to realign organizationally, eliminate excess capacity and streamline its operations and further enhance its off-shore service capabilities, consistent with its strategic focus on more complex Business Process Outsourcing and integrated solution sales.

     Included in the results of operations for the three months ended June 30, 2004 and 2003 was approximately $0.7 and $0.6 million, respectively, in depreciation expense related to property and equipment.

     Net interest expense was $0.5 million and $0.8 million for the three months ended June 30, 2004 and three months ended June 30, 2003, respectively, consisting principally of interest on the Company’s long term obligations which decreased significantly.

     The provision for income taxes was approximately $0.04 million and $0.1 million for the three months ended June 30, 2004 and 2003, respectively. The provision is primarily related to foreign and state income taxes.

Results of Operations—Six Months Ended June 30, 2004 Compared with Six Months Ended June 30, 2003

     Consolidated net revenues were $70.3 million for the six months ended June 30, 2004 as compared to $87.2 million for the six months ended June 30, 2003. The decline in revenues was a result of several factors, including an effort to focus on more complex Business Process Outsourcing and integrated solution sales, which require a longer sales cycle, a cyclical decline in volumes within certain applications, such as mortgage loan processing, due to external macro-economic factors, continued decline in the demand for the Company’s analog services, and due to customers that elected to pursue strategic re-sourcing alternatives following the Company’s emergence from its previous Chapter 11 proceedings. The demand for the Company’s BPO services remains high and it has developed a substantial pipeline of opportunities as compared to the second quarter of 2003. The Company’s revenues are generally based upon transaction volumes of information and data sent to it by third parties. For the most part, these volumes are not contractually required or guaranteed. In addition, the mix of the Company’s revenue is dependent upon the application or service being provided and can vary between project and recurring type work. In many cases, the work being performed by the Company for an individual customer contains elements of both project and recurring type work. Project work represents one-time services. Recurring work represents services being provided to a customer on a consistent basis that are generally under contract or have been regularly provided by the Company to the customer through a long standing relationship.

     Gross profit was to $16.8 million for the six months ended June 30, 2004 as compared to $22.9 million for the six months ended June 30, 2003. Gross profit as a percentage of net revenues was 23.9 percent for the six months ended June 30, 2004 versus 26.3 percent for the six months ended June 30, 2003. The decrease in gross profit and gross margin percentage is due principally to lower revenue levels and the mix of applications or services provided. The Company’s cost of revenues consist primarily of wages and benefits to its employees, the cost of materials and equipment and other items related to directly providing services and products to its customers.

     Selling, general and administrative expenses decreased $5.3 million to $16.3 million or 23.2 percent of net revenues for the six months ended June 30, 2004 from $21.6 million or 24.8 percent of net revenues for the six months ended June 30, 2003. The reduction of $5.3 million is due to the Company’s ongoing integration and restructuring activities to realign organizationally, eliminate excess capacity and streamline its operations and further enhance its off-shore service capabilities, consistent with its strategic focus on more complex Business Process Outsourcing and integrated solution sales.

     Included in the results of operations for the six months ended June 30, 2004 and 2003 was approximately $1.7 and $1.3 million, respectively, in depreciation expense related to property and equipment.

     Net interest expense was $0.9 million and $1.5 million for the six months ended June 30, 2004 and six months ended June 30, 2003, respectively, consisting principally of interest on the Company’s long term obligations. The decrease in interest expense of approximately $0.6 million is the result of the Company establishing a new revolving credit facility in September of 2003, and use of a portion of the Company’s excess cash to pay down its outstanding obligations.

     The provision for income taxes was approximately $0.1 million and $0.2 million for the six months ended June 30, 2004 and 2003, respectively. The provision is primarily related to foreign and state income taxes.

Liquidity and Capital Resources

     At June 30, 2004, the Company had net working capital of $22.6 million and cash and cash equivalents of $13.3 million. The Company’s net senior debt (defined as total term loan and revolving credit borrowings less cash and cash equivalents) was $15.6 million at June 30, 2004. In addition, at June 30, 2004, the Company had $4.0 million of availability on its revolving credit facility. The Company has funded its operations and integration and restructuring activities through cash from operations. Net cash provided by operating activities for the six months ended June 30, 2004 was $4.4 million.

     Net cash used in investing activities totaled $2.2 million for the six months ended June 30, 2004. These funds were used for investments in capital assets.

     In September of 2003, the Company amended its Credit Agreement with the holders of its Senior Notes via the First Amendment to the Credit Agreement (the “Amendment”). Under the terms of the Amendment, the holders of the Company’s Senior Notes agreed to bifurcate such notes into a new $10 million revolving credit facility and a $32 million term loan obligation. The Amendment leaves unchanged the maturity date of the Credit Agreement, as applicable to the term loan. The revolving credit facility matures on December 31, 2005. Such obligations are collateralized by a lien on all property of the Company, guaranties of certain of the Company’s subsidiaries, as well as pledges of the capital stock of certain subsidiaries. Borrowings under the revolving credit facility and term loan obligation bear interest at a rate of prime (floating) plus 2.5 percent (6.75% at June 30, 2004). The Credit Agreement and Amendment contain restrictions on acquisitions, disposition of assets, and the incurrence of other liabilities and contain certain financial covenants related to minimum EBITDA, liquidity, ratio of earnings to fixed charges, and cash-flow levels and certain restrictions on capital expenditures. At June 30, 2004, the Company had $4 million of availability on its $10 million revolving credit facility.

     The Junior Note Indenture provides that the principal payments will be made, subject to the express condition that certain performance tests are satisfied. Based upon the Company’s current information, it believes that the performance tests will be satisfied and the payments will be made.

     Management believes that it has sufficient liquidity through its cash from operations, cash on hand of $13.3 million and $4.0 million of revolving credit availability at June 30, 2004 to meet its on-going business needs, including satisfying its long term obligations as they become due. The Company consistently monitors and evaluates its capital structure and options for maximizing the efficiency and availability of such. Should the Company require future financing, no assurances can be given that the terms or availability of such would be favorable to the Company.

Contractual Obligations

     Information regarding our contractual obligations is contained in Item 7 of our annual report on Form 10-K for the fiscal year ended December 31, 2003. No material changes to such information have occurred during the six months ended June 30, 2004.

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

Future Financial Covenants

     Under the Company’s First Amendment to the Credit Agreement, it is subject to certain reporting requirements and financial covenants, including requirements that it maintain minimum levels of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and cash-flow and certain other restrictions. Certain of these covenants become more restrictive over time. The Company is currently in compliance with such covenants as of June 30, 2004. While it is currently in compliance with such covenants, an erosion of its business could place the Company out of compliance in the future. Potential remedies for the lenders include declaring all outstanding amounts immediately payable, terminating commitments and enforcing any liens. In the event of any future noncompliance the Company would seek a waiver from such lenders related to these types of technical covenant violations, however, there is no assurance such waiver would be obtained.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has exposure to interest rate risk on its term loan and revolving credit facility, which bear interest at a variable rate. Based on the Company’s outstanding balance on June 30, 2004 of $28.9 million, a one-percent increase or decrease in interest rates would decrease or increase, respectively, the Company’s pre-tax earnings and operating cash flows by appropriately $0.3 million on an annualized basis.

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

PART II. OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     In June 2004, 2,978,690 shares of common stock were issued to Senior Note holders and general unsecured creditors of the Company pursuant to the Company’s past plan of reorganization. Such issuance was exempt from registration under the Securities Act of 1933 pursuant to Section 1145 of Title 11 of the United States Code. The Company has 288,966 shares of common stock reserved for distribution pending the final resolution of claims under such plan.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K

     A Report on Form 8-K was filed on May 17, 2004, disclosing in Items 7 and 12 thereof, the results of operations for the quarter ended March 31, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASON, INC.
Date: August 10, 2004	By:	/s/ RONALD D. RISHER
Ronald D. Risher
Chief Executive Officer; President and Director

/s/ DOUGLAS S. KEARNEY
Douglas. S. Kearney
Executive Vice President; Chief Financial Officer and Secretary

Exhibit Index

No.	Description

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.